Form 10-K
period 1996-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1996-06-26
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                                     75-2421746
      (State or other jurisdiction of                  (I.R.S. Employer Number)
       incorporation or organization)


  500 North Central Expressway, Plano, Texas                      75074
   (Address of principal executive offices)                    (Zip code)


        Registrant's telephone number, including area code: 214-881-4700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ------

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1996 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $197,835,619.

         As of May 31, 1996, there were 6,437,774 shares outstanding of the registrant's Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Unless the context otherwise requires, references to Daisytek International Corporation include its direct and indirect subsidiaries, including Daisytek, Incorporated, the Company's primary operating subsidiary. References in this Report to the Company's fiscal year means the 12 month period ending on March 31 of such year.

                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I

Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .       10

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . .       19

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

PART III

Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . .       39

Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44

Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . .       46

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Daisytek International Corporation (the "Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories. The Company distributes over 6,000 products to approximately 20,000 customer locations, including value added resellers ("VARs"), computer supplies dealers, office product dealers, computer and office product superstores and other retailers who resell the products to end-users. The Company believes that it is the largest wholesale distributor of non-paper computer and office automation supplies and accessories in the world.

         The Company sells primarily nationally known, name-brand products manufactured by over 145 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Digital Equipment Corporation, Apple, Panasonic, Kodak, 3M, Epson, Sony and Xerox. The Company's products include consumable supplies such as laser toner, copier toner, inkjet cartridges, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories. The Company's products are used in a broad range of computer and office automation products, such as mainframe, mini, personal, laptop and notebook computers, laser and inkjet printers, photocopiers, fax machines and data storage products. The Company sells its products throughout the United States, Canada and Latin America, as well as overseas, by utilizing sophisticated telemarketing technology and innovative marketing programs. The Company presently operates one centralized "superhub" distribution center in Memphis, Tennessee, to service the U.S. and overseas markets and smaller regional sales and distribution centers in Miami, Florida, Mexico and Canada to service the Latin American and Canadian markets. Most of the Company's U.S. shipments are shipped via Federal Express under a contractual arrangement (the "Federal Express Agreement") which, together with the Company's centralized distribution center, enables the Company to offer to its customers next business day delivery. The Company charges its customers local ground delivery rates for this service.

PRODUCTS

         The Company distributes over 6,000 different non-paper computer and office automation supplies and related products and regularly updates its product line to reflect advances in technology and avoid product obsolescence. The Company's major product categories can generally be classified as follows:

         Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, inkjet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, personal copiers and fax machines, are rapidly growing in popularity and have a wide range of applications. Sales of non-impact printer supplies accounted for approximately 51.8% of the Company's total net sales in fiscal year 1996. The Company also sells specialized all-in-one toner cartridges for laser printers produced by manufacturers such as Canon, Hewlett-Packard, Digital, Brother and Apple. Sales of these supplies accounted for approximately 20.2% of the Company's total net sales in fiscal year 1996.

         Impact Printer Supplies. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high speed dot matrix printers. While new technology is moving toward non-impact printing, the Company believes that a substantial installed base of impact printers, such as dot matrix printers, are still in use and require a continuing amount of consumable computer supplies. Sales of impact printer supplies accounted for approximately 11.4% of the Company's total net sales in fiscal year 1996.

         Magnetic Media Products. Magnetic media products include computer tapes, data cartridges, diskettes, optical disks and other products which store or record computer information and are used in a variety of computers ranging from notebook and personal computers to large mainframe computer systems.
Sales of magnetic media products accounted for approximately 9.7% of the Company's total net sales in fiscal year 1996.

         Accessories and Other Products. Accessories sold by the Company include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a number of other products such as transparencies, banking supplies and selected business machines. Sales of accessories and other products accounted for approximately 6.9% of the Company's total net sales in fiscal year 1996.

SUPPLIERS

         The Company's products are manufactured by over 145 original equipment manufacturers, including Hewlett- Packard, Canon, Lexmark, IBM, Okidata, Digital Equipment Corporation, Panasonic, Epson, 3M, Sony, Xerox, Apple, Kodak and Maxell. During fiscal year 1996, approximately 72% of the Company's total net sales were derived from products supplied by the Company's ten largest suppliers, with the sale of products supplied by Hewlett-Packard and Canon accounting for approximately 30% and 11% of total net sales, respectively, and the sale of products supplied by Lexmark, Okidata and Digital Equipment Corporation each accounting for approximately 5% of total net sales.

         Many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow moving inventory in exchange for other products. In addition, in order to introduce new products, many suppliers will permit the Company to return all unsold inventory after an introductory trial period. Material changes by one or more of the Company's key suppliers of their pricing arrangements or other marketing programs may adversely effect the Company's business.

         The Company's purchases of inventory are closely tied to sales and are generally based upon the sales volume of the most recent six to ten week periods. Many of the Company's suppliers require minimum annual purchases which, for fiscal year 1997, will aggregate approximately $40.0 million.

         The Company has entered into written distribution agreements with Hewlett-Packard, Canon, Lexmark, IBM, Okidata and Digital Equipment Corporation and many of the other major suppliers of the products it distributes. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one year renewable terms and are terminable by either party at any time, with or without cause. The Company considers its relationships with its major suppliers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata and Digital Equipment Corporation to be good; nevertheless, there can be no assurance that a material change in the Company's relationship with one or more of its major suppliers will not have a material adverse effect on the Company's business.

         Although the Company purchases most of its products directly from authorized U.S. manufacturers, the Company also imports products from foreign sources, particularly when fluctuations in foreign exchange rates or product prices make it attractive to do so. Similarly, depending upon product pricing and availability, the Company also purchases products from secondary sources, such as other wholesalers and selected dealers, rather than from the direct manufacturer. The Company utilizes its ability to purchase imported and secondary source products in order to provide its customers with competitive prices and a wide range of product lines. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, the Company has established various procedures which it believes enable it to identify unauthorized products and, to the extent possible, return such unauthorized products to the foreign or secondary source. Nevertheless, there can be no assurance that the Company will be completely successful in such efforts or that such imported and secondary source products will continue to be available or that any unavailability will not have a material adverse effect on the Company's business.

SALES AND MARKETING

         The Company's customer and prospect list includes U.S., Canadian, Mexican and foreign computer supplies dealers, office product dealers, VARs, buying groups, computer stores, stationers, computer and office product superstores, warehouse clubs, catalog merchandisers, college bookstores and other resellers. The Company currently ships its products to approximately 20,000 customer locations. The Company's typical customer is a small to medium sized reseller who does not have the resources to establish direct purchasing relationships with multiple manufacturers and, instead, must rely on wholesale distributors like the Company. The Company also sells its products to computer and office product superstores, which the Company believes will become an increasingly important group of customers as the Company demonstrates its ability to serve the superstores' need for timely delivery of fast-moving products and efficient distribution of a variety of product lines to multiple store locations in a more cost-effective manner than presently provided by many product manufacturers. No single customer accounts for more than 10% of the Company's sales for each of the fiscal years ended March 31, 1996, 1995 and 1994. At March 31, 1996, five computer and office product superstores represent approximately 29.0% of the Company's trade accounts receivable, with the largest being approximately 16.0% of trade accounts receivable, and reflects the increasing significance of this market segment.

         The Company's international sales accounted for approximately 16% of the Company's total net sales in fiscal year 1996, and the Company believes that international markets represent further opportunities for growth. In particular, to service the growing Latin American market, the Company opened a sales office and distribution center in Mexico City, Mexico during fiscal year 1995 and opened a similar facility in Miami, Florida, during fiscal year 1996. There can be no assurance, however, that the Company will be successful in these or other international efforts or that the risks inherent in international operations, such as currency fluctuations or the political or economic instability of certain foreign countries, such as Mexico, will not have a material adverse effect on the Company's results of operations. See Note 8 of the Notes to Consolidated Financial Statements for certain financial information regarding the Company's domestic and international sales during the last three fiscal years.

         The Company's sales force, as of March 31, 1996, consisted of approximately 91 full-time and 72 part-time telemarketing sales representatives located in the Company's headquarters in Plano, Texas, 13 full-time and 13 part-time telemarketing sales representatives located in the Company's office in Canada, 8 full-time telemarketing sales representatives located in the Company's office in Mexico and 3 full-time telemarketing sales representatives located in the Company's office in Miami, Florida. The Company relies on sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other marketing efforts. The Company's senior sales staff also often visits certain of the Company's customers in connection with the negotiation of large orders or customized programs.

         The Company's sales and telemarketing department is divided into several groups or teams, each having its own particular sales objective. For example, the Retail Department focuses specifically on large computer retailers and office product superstores and highlights the Company's ability to more efficiently distribute a wide variety of small shipments to a larger number of store locations than presently provided by product manufacturers. Similarly, a separate group of sales representatives are responsible for a select group of national accounts, such as contract stationers and buying groups, while others focus on new accounts, existing business or international and export sales. By utilizing sophisticated telemarketing software, including caller identification, sales representatives are able to verify customer account numbers and contact persons and quickly identify a customer's buying patterns, recent purchases, credit availability and other sales and marketing information. The telecommunications software also enables sales and marketing management to better identify, control and monitor sales representatives' prospecting activity with the Company's new and existing customers.

         The Company provides extensive training for new sales personnel with special emphasis on the need for regular customer contact, response to customers' demands for product information and the need to inform customers of technological advancements by the Company's suppliers. The Company, together with its major suppliers, provide the Company's sales personnel with ongoing product-specific training and education emphasizing computer supplies as well as new technologies, new products and new product applications.

         In order to maintain its position as a low cost wholesale distributor, the Company regularly monitors the efficiency of its sales staff. By utilizing sophisticated AT&T telecommunications equipment, the Company is able to measure the number of calls being fielded by a sales representative, their success rate in terms of orders obtained compared to calls taken and customer service statistics, such as abandoned call rates and average response times. The Company's sales force receives a base salary as well as varying sales incentives based on gross profit margin achievements. In addition, a number of suppliers periodically offer sales bonus programs in connection with specific product sales campaigns which can further augment a sales representative's compensation.

         One of the Company's primary marketing tools is its quarterly catalog, known as the "Book of Deals." In order to promote its image as a low cost wholesaler and provider of value-added services, the Book of Deals will usually highlight a theme related to specific products, customer services or a combination of the two. The Company presently distributes a total of approximately 35,000 catalogs and contract price books to its active U.S. customers each quarter. The Company also distributes a Canadian Book of Deals and a Mexican Book of Deals. Other catalog-type marketing tools used by the Company include the "Disk of Deals", a disk-based version of the Book of Deals, special target catalogs such as an accessory catalog, and customized catalogs produced by the Company for the reseller to distribute to its end user customers. The Company also distributes "flyers" which announce new product line additions or special promotions and are usually inserted in the Book of Deals or mailed directly to customers.

         The Company recently introduced its newest marketing tool, an electronic catalog and on-line ordering tool, known as "SOLO", the System for Online Ordering. SOLO is a CD-ROM based marketing tool which provides customers with on-line ordering capabilities; fingertip access to up-to-date pricing, product and order information; search and retrieval capabilities based on part numbers, manufacturers, product description, retail price, machine compatibility and other factors; and convenient access to manufacturers' product literature and training videos.

         Certain of the Company's suppliers provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's quarterly Book of Deals, other published marketing tools and other related costs.

         The Company permits its customers to return defective products (most of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. During the last three fiscal years, the Company's net expense for returns of the Company's consumable supply products has not been material.

MANAGEMENT INFORMATION SYSTEMS

         The Company maintains advanced management information systems and has automated virtually all key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations which is essential for the Company to operate as a low cost, high efficiency wholesale distributor.

         The implementation of these systems has allowed the Company to offer an advanced EDI program to its customers so that the Company can communicate with their computer systems and automatically process, send and receive purchase orders, invoices and acknowledgments. The Company offers "customer links" to provide customers with direct access to a proprietary Company database to examine pricing, credit information, product description and availability and promotional information. This link also allows customers to place orders directly into the Company's order processing system.

         The Company has also invested in advanced telecommunications, voice response equipment, electronic mail and messaging, automated fax technology, scanning, radio frequency technology, bar-coding, fiber optic network communications and automated inventory management. The Company also utilizes telecommunications technology which provide for automatic customer call recognition and customer profile recall for inbound telemarketing representatives and computer generated outbound call objectives for outbound telemarketing representatives.

DISTRIBUTION

         During fiscal year 1993, the Company consolidated its five U.S. regional distribution centers into a new "superhub" distribution center located in Memphis, Tennessee. This 176,000 square foot facility is located approximately four miles from the Federal Express hub facility and contains automated conveyors, in-line scales for automatic accuracy checking, computerized sorting equipment, powered material handling equipment and scanning and bar- coding systems.

         Since the consolidation of its regional distribution centers and the opening of the Memphis distribution center, the Company has (i) reduced the amount of "safety stock" inventory previously carried in different distribution centers, which, in turn, has reduced the Company's working capital borrowings,
(ii) increased its inventory turnover rate from approximately nine turns to approximately 11 turns in fiscal year 1996, (iii) improved its order fill rate to a level of approximately 95%, (iv) improved personnel productivity and reduced shipping errors and their associated costs, (v) improved delivery time to most geographic areas through later order acceptance times (currently 9:00 p.m. eastern standard time) and, with the implementation of the Federal Express Agreement, next business day delivery and (vi) reduced real estate expenses.

         The Company believes that consumable supplies and other products sold by the Company are particularly suited to cost effective overnight delivery because of their unique value to weight characteristics. Accordingly, all of the Company's U.S. package orders are shipped via Federal Express, except for certain "heavyweight" packages or as otherwise requested by the customer. The Company's centralized distribution center, together with the implementation of the Federal Express Agreement, enables the Company to offer to its customers next business day delivery to most U.S. geographic areas. The Company charges its customers local ground delivery rates for this service. The Company ships virtually 100% of orders for product in stock on the same day.

         In September 1995, the Company successfully completed an approximately $2.5 million upgrade of the material handling system at its Memphis distribution center. The upgrade includes several high technology enhancements, including an automated package routing system and a paperless order picking system. The upgrade is designed to substantially increase the package movement capacity within the existing facility, further improve package shipment accuracy and enhance the Company's ability to perform value-added services for its customers, including custom labeling and price stickering.
The upgrade should also improve personnel productivity and reduce shipping costs at the Memphis distribution center. The Company recently signed an agreement which will expand the Memphis distribution center by an additional 193,617 square feet.

EMPLOYEES

         As of March 31, 1996, the Company had 348 full-time employees and 172 part-time employees, of which 142 were in executive and administrative positions, including accounting, purchasing, credit and management information systems, 200 were in sales and marketing and 178 were in warehousing and related functions. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be excellent, and the Company believes it will be able to continue this relationship by various employee incentive and participation programs, including employee stock options.

         The Company actively recruits college graduates through on-campus recruiting programs. Each newly-hired employee from this program is placed into the Company's training program for approximately four months which introduces them to most aspects of the Company's business. Management believes that this program is an important tool in recruiting and developing high quality management individuals to support the Company's future growth.

COMPETITION

         The Company believes that most, if not all, of its customers maintain several sources of supply for their product requirements. Accordingly, the Company competes with product manufacturers, general office supply wholesalers, other national and regional wholesale computer supplies distributors, computer hardware and software distributors and, to a lesser extent, non-specialized wholesaler distributors. Many of these competitors such as product manufacturers and general office supply wholesalers are larger and have substantially greater financial and other resources than the Company. Competition in the Company's industry is generally based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of customer services. The Company competes primarily on the basis of its ability to offer low prices and quality service while maintaining a high level of operating efficiency. The Company believes its competitive advantages over product manufacturers and other wholesale distributors include its ability to efficiently maintain a wide selection of name brand products in stock ready to be shipped on a same day basis and delivered overnight, to efficiently distribute its products, to provide innovative and high quality value-added customer service programs and to respond to changing customer demands and product development.

BACKLOG

         The Company does not have a significant backlog of orders and does not consider backlog to be material to an understanding of its business.

ITEM 2.  PROPERTIES

         The Company's U.S. sales and executive and administrative offices are located in a 43,020 square foot central office facility located in Plano, Texas, a Dallas suburb. The Company also operates sales offices in Toronto, Ontario, and in Mexico City, Mexico, and regional sales and distribution centers in Toronto, Mexico City, Vancouver, British Columbia and Miami, Florida. The Company's central distribution center is located in Memphis, Tennessee. See "Item 1. Business - Distribution."

         All of the Company's facilities are leased under leases which contain one or more multiple year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "DZTK." Prior to January 27, 1995, there was no public trading market for the Common Stock. The following table sets forth for the period indicated the high and low sale price for the Common Stock as reported by the Nasdaq National Market:

                                                                                       PRICE
                                                                                       -----
                                                                             HIGH                LOW
                                                                             ----                ---
Fiscal year 1995
 Fourth Quarter (from January 27)...................................         $22                $15

Fiscal year 1996
 First Quarter......................................................         $25                $19-1/8
 Second Quarter.....................................................         $32-7/8            $21
 Third Quarter......................................................         $33                $26-1/4
 Fourth Quarter.....................................................         $35-3/4            $27-3/4


         As of May 31, 1996, there were approximately 1,000 shareholders of which 65 were record holders of the Common Stock.

         The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the further development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical consolidated statement of operations data presented below for each of the fiscal years ended March 31, 1996, 1995 and 1994, and the selected consolidated balance sheet data as of March 31, 1996 and 1995 have been derived from the consolidated financial statements of Daisytek International Corporation and subsidiaries (the "Company"), which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended March 31, 1993 and 1992, and the selected balance sheet data as of March 31, 1994, 1993 and 1992 have been derived from the Company's (or its predecessor's) consolidated financial statements, which statements have been audited by Arthur Andersen LLP as indicated in their reports not included herein. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                                                          FISCAL YEAR ENDED MARCH 31,
                                                 -------------------------------------------------------------------------------
                                                    1996             1995             1994             1993              1992
                                                 ----------       ----------       ----------      -----------        ----------
                                                                   (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
    Net sales                                    $  464,169       $  352,953       $  276,699      $   233,458        $  182,751
    Cost of sales                                   416,199          316,982          247,480          208,972           160,448
    Provision for losses from disposal of
       software and hardware inventory                   --               --              402            1,223                --
                                                 ----------       ----------       ----------      -----------        ----------
             Gross profit                            47,970           35,971           28,817           23,263            22,303
    Selling, general and administrative expenses     29,024           23,260           20,338           21,822            17,098
    Other operating expenses                             --               --               --            3,701                --
                                                 ----------       ----------       ----------      -----------        ----------
             Income (loss) from operations           18,946           12,711            8,479           (2,260) (1)        5,205
    Interest expense                                  1,482            2,050            1,726            1,723             1,943
                                                 ----------       ----------       ----------      -----------        ----------
             Income (loss) before income taxes       17,464           10,661            6,753           (3,983)            3,262
    Provision (benefit) for income taxes              6,697            4,165            2,496           (1,062)            1,199
                                                 ----------       ----------       ----------      -----------        ----------
             Net income (loss)                   $   10,767       $    6,496       $    4,257      $    (2,921)       $    2,063
                                                 ==========       ==========       ==========      ===========        ==========
PER SHARE DATA (2):
    Net income (loss) per common share           $     1.59       $     1.17       $     0.81      $     (0.68)       $     0.56
    Weighted average common shares
        outstanding                                   6,757            5,542            5,288            4,310             3,701
    Supplemental net income per common
        share (3)                                $       --       $     1.09       $     0.75      $        --        $       --
    Supplemental weighted average common
        shares outstanding (3)                           --            6,683            6,668               --                --


                                                                                AS OF MARCH 31,
                                                 -------------------------------------------------------------------------------
                                                    1996             1995             1994             1993              1992
                                                 ----------       ----------       ----------      -----------        ----------
                                                                                 (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
    Working capital                              $   56,663       $   43,427       $   28,167      $    22,290        $    24,367
    Total assets                                    128,601           94,421           67,385           57,213             49,794
    Long-term debt, net of current maturities        16,419           11,334           19,640           16,815             13,101
    Shareholders' equity                             51,661           40,817           15,937           11,844             15,080



(1) The Company's income from operations for fiscal year 1993 would have been approximately $6.4 million without giving effect to the following events: (i) a $4.3 million loss from operations related to the Company's PC software and hardware division which was eliminated in fiscal year 1993, including a $1.2 million provision for losses from disposal of software and hardware inventory, (ii) a $3.7 million loss from operations related to the following other operating expenses: (1) the Company's write-off of trade receivables and advances owing from a related party in the aggregate amount of $1.2 million and establishment of a reserve of $0.5 million for trade receivables owing from another related party, (2) costs aggregating $1.6 million incurred by the Company in connection with the consolidation of its five U.S. regional distribution centers into one "superhub" distribution center in Memphis, Tennessee, and (3) costs aggregating $0.5 million incurred by the Company in connection with a withdrawn initial public offering and (iii) a $0.7 million loss from operations related to the Company's temporary reduction of outbound shipping rates as part of a promotional marketing program in connection with the opening of the Memphis distribution center.

(2) Share data is based on the weighted average common shares and share equivalents outstanding for each period.

(3) Adjusted for the events described in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth certain financial information from the audited Consolidated Statements of Operations of Daisytek International Corporation and subsidiaries expressed as a percentage of net sales.

                                                                              FISCAL YEAR ENDED MARCH 31,

                                                                           1996          1995            1994
                                                                         -------       -------         -------
Net sales                                                                100.0%        100.0%          100.0%

Cost of sales                                                             89.7          89.8            89.5

Provision for losses from disposal of software
      and hardware inventory                                               --            --              0.1
                                                                          ----          ----            ----

               Gross profit                                               10.3          10.2            10.4

Selling, general and administrative expenses                               6.2           6.6             7.3
                                                                          ----          ----            ----

               Income from operations                                      4.1           3.6             3.1

Interest expense                                                           0.3           0.6             0.7
                                                                          ----          ----            ----

               Income before income taxes                                  3.8           3.0             2.4

Provision for income taxes                                                 1.5           1.2             0.9
                                                                          ----          ----            ----

               Net income                                                  2.3%          1.8%            1.5%
                                                                          ====          ====            ====




       The following table sets forth certain unaudited quarterly financial data and certain data expressed as a percentage of net sales for fiscal years 1996 and 1995. The unaudited quarterly information includes all adjustments, consisting of only normal recurring adjustments, which management considers necessary for a fair presentation of the information shown. The financial data and ratios for any quarter are not necessarily indicative of results of any future period.

                                                                    Fiscal Year 1996
                                  ----------------------------------------------------------------------------------------
                                        4th Qtr.               3rd Qtr.                 2nd Qtr.              1st Qtr.
                                  ----------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Net sales                         $        137,237        $       116,545          $        105,421       $        104,966

Gross profit                      $         13,768        $        12,233          $         11,335       $         10,634

   Gross profit margin                       10.0%                  10.5%                     10.8%                  10.1%

SG&A expenses                     $          8,432        $         7,312          $          6,685       $          6,595


   Percent of net sales                       6.1%                   6.3%                      6.3%                   6.3%

Income from operations            $          5,336        $         4,921          $          4,650       $          4,039


   Operating margin                           3.9%                   4.2%                      4.4%                   3.8%

Net income                        $          3,091        $         2,792          $          2,616       $          2,268

   Net margin                                 2.3%                   2.4%                      2.5%                   2.2%







                                                                    Fiscal Year 1995
                                  ----------------------------------------------------------------------------------------
                                        4th Qtr.               3rd Qtr.                 2nd Qtr.              1st Qtr.
                                  ----------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Net sales                         $        104,179        $        88,069          $         80,851       $         79,854

Gross profit                      $         10,583        $         9,136          $          8,396       $          7,856

   Gross profit margin                       10.2%                  10.4%                     10.4%                   9.9%

SG&A expenses                     $          6,575        $         5,858          $          5,544       $          5,283


   Percent of net sales                       6.3%                   6.7%                      6.9%                   6.7%

Income from operations            $          4,008        $         3,278          $          2,852       $          2,573


   Operating margin                           3.8%                   3.7%                      3.5%                   3.2%

Net income                        $          2,181        $         1,611          $          1,436       $          1,268


   Net margin                                 2.1%                   1.8%                      1.8%                   1.6%



Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995

   Net Sales. Net sales for fiscal year 1996 were $464.2 million as compared to $353.0 million for fiscal year 1995, an increase of $111.2 million, or 31.5%, as the result of an increase in U.S. net sales of $94.8 million, or 32.3%, and an increase in international net sales of $16.4 million, or 27.6%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products. Net sales to new customers for fiscal year 1996 were $34.7 million, while net sales to existing customers increased by $76.5 million during this period.

   Gross Profit. Gross profit for fiscal year 1996 was $48.0 million as compared to $36.0 million in fiscal year 1995, an increase of $12.0 million, or 33.4%, primarily as the result of increased sales volume in fiscal year 1996, as well as incremental gross profit earned on the sale of certain inventory purchased by the Company prior to manufacturer price increases. The Company's gross profit margin was 10.3% for fiscal year 1996 as compared to 10.2% for the prior year. The increase in gross profit margin percentage was primarily the result of incremental margins earned on the sale of certain inventory purchased by the Company prior to manufacturer price increases. Without the benefit gained from such incremental gross profit, gross profit margin percentage for fiscal year 1996 decreased slightly compared to the previous year. This gross profit margin percentage decline occurred primarily as the result of increased sales at lower gross profit margins to large national accounts and computer and office product superstores. The Company believes that the trend in sales to large national accounts and computer and office product superstores and the corresponding decline in gross profit margin percentage will continue during fiscal year 1997.

   SG&A Expenses. SG&A expenses for fiscal year 1996 were $29.0 million, or 6.2% of net sales, as compared to $23.3 million, or 6.6% of net sales, for fiscal year 1995. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

   Income from Operations. Income from operations for fiscal year 1996 was $18.9 million as compared to $12.7 million for fiscal year 1995, an increase of $6.2 million, or 49.1%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 4.1% for fiscal year 1996 as compared to 3.6% for fiscal year 1995, primarily as the result of an increase in gross profit margin and a decline in SG&A expenses as a percentage of net sales.

   Interest Expense. Interest expense for fiscal year 1996 was $1.5 million as compared to $2.1 million in fiscal year 1995. The decrease was primarily the result of a reduction in the outstanding balance in the Company's line of credit attributable to the proceeds received from the Company's initial public offering (the "IPO") in January 1995. The weighted average interest rate was 7.5% during fiscal year 1996 as compared to 7.9% for fiscal year 1995.
Interest expense for fiscal year 1996 was also impacted by the incremental borrowings required to finance the Company's additional inventory purchases discussed above.

   Income Taxes. The Company's provision for income taxes was $6.7 million for fiscal year 1996 as compared to $4.2 million in fiscal year 1995. The increase was primarily due to increased pretax profits. The effective tax rate for fiscal year 1996 was 38.3% as compared to the effective tax rate of 39.1% for fiscal year 1995. For an analysis of the Company's provision for income taxes, see Note 6 of the Notes to Consolidated Financial Statements.

Fiscal Year Ended March 31, 1995 Compared to Fiscal Year Ended March 31, 1994

     Net Sales. Net sales for fiscal year 1995 were $353.0 million as compared to $276.7 million for fiscal year 1994, an increase of $76.3 million, or 27.6%, as the result of an increase in U.S. net sales of $61.0 million, or 26.3%, and an increase in international net sales of $15.3 million, or 33.9%. The increase in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office products superstores, new customers and the Company's continued introduction of new products. Net sales to new customers for fiscal year 1995 were $14.7 million, while net sales to existing customers increased by $61.6 million during this period.

     Gross Profit. Gross profit for fiscal year 1995 was $36.0 million as compared to $28.8 million in fiscal year 1994, an increase of $7.2 million, or 24.8%, primarily as the result of increased sales volume in fiscal year 1995 as well as the provision for losses from disposal of software and hardware inventory of $0.4 million in fiscal year 1994. The Company's gross profit margin for fiscal year 1995 was 10.2% as compared to 10.4% for fiscal year 1994. The decrease in gross profit margin was primarily the result of increased sales at lower gross profit margins to large national accounts and computer and office product superstores. Gross profit margin for the prior period was negatively impacted by the provision for losses from disposal of software and hardware inventory which accounted for 0.1% of net sales.

     SG&A Expenses. SG&A expenses for fiscal year 1995 were $23.3 million, or 6.6% of net sales, as compared to $20.3 million, or 7.3% of net sales, for fiscal year 1994. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. SG&A expenses for fiscal year 1994 include $0.2 million of costs related to the Company's disposal of its software and hardware inventory. The decrease in SG&A as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

     Income From Operations. Income from operations for fiscal year 1995 was $12.7 million as compared to $8.5 million for fiscal year 1994, an increase of $4.2 million or 49.9%. This increase was primarily due to increased sales volume and improved operating efficiencies. Income from operations as a percentage of net sales was 3.6% as compared to 3.1% for fiscal year 1994, primarily as the result of the decline in SG&A expenses as a percentage of net sales, which more than offset a slight decline in gross margin.

     Interest Expense. Interest expense for fiscal year 1995 was $2.1 million as compared to $1.7 million in fiscal year 1994. This increase was primarily the result of increased borrowings associated with higher sales levels as well as an increase in the average interest rate under the Company's line of credit due to increases in the prime rate. The increase was partially offset by a reduction in the outstanding balance in the Company's line of credit in February 1995 attributable to the proceeds received by the Company from the IPO. The weighted average interest rate of the Company's line of credit for fiscal year 1995 was 7.9% as compared to 6.7% for fiscal year 1994.

     Income Taxes. The Company's provision for income taxes was $4.2 million in fiscal year 1995 as compared to $2.5 million in fiscal year 1994. The Company's effective tax rate was 39.1% for fiscal year 1995 as compared to 37.0% in fiscal year 1994. For an analysis of the Company's provision for income taxes, see Note 6 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. Net cash provided by financing activities was $6.2 million, $9.1 million and $7.7 million for fiscal years 1996, 1995 and 1994, respectively. Proceeds from the issuance of common stock, bank borrowings and lease financings have been used to finance the Company's operations and expansion.
In January 1995, the Company sold 1,380,000 shares of common stock in the IPO and received net proceeds of approximately $18.6 million. The Company used such net proceeds (and an aggregate of $2.3 million received by the Company concurrent with the IPO from an officer of the Company and a selling stockholder in repayment of indebtedness owing by such officer and selling stockholder to the Company) to reduce its outstanding indebtedness under the line of credit.

     Net cash used in operating activities was $1.3 million, $6.4 million and $7.0 million for fiscal years 1996, 1995 and 1994, respectively. The Company's net cash used in operations primarily related to increases in working capital requirements to support growth in the Company's business during these periods. These increased working capital requirements were partially funded by cash generated by the Company's operations.

     The Company's principal use of funds for investing activities was capital expenditures of $5.0 million, $3.7 million and $0.7 million for fiscal years 1996, 1995 and 1994, respectively. These expenditures have consisted primarily of additions to upgrade the Company's management information systems and its Memphis distribution facility. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1997 will be approximately $4 to $5 million.

     Working capital increased to $56.7 million at March 31, 1996 from $43.4 million at March 31, 1995, an increase of $13.3 million which was primarily attributable to increases in accounts receivable and inventory which were partially offset by an increase in accounts payable. During fiscal years 1996 and 1995, the Company generally maintained an accounts receivable balance of approximately 45 days of sales and an inventory turnover rate of approximately 11 turns.

     As of March 31, 1995, the Company had a secured line of credit with an institutional lender which, subject to the satisfaction of certain conditions, allowed the Company to borrow up to $35 million. As of March 31, 1995, there was $9.7 million outstanding under the line of credit and $25.3 million was available for additional borrowings. The line of credit was to mature in April 1996. In fiscal year 1995, the Company applied the net proceeds of the IPO (together with certain other amounts received concurrently therewith) to reduce outstanding debt under the line of credit. As a result of this reduction in the indebtedness and the Company's reduced borrowing needs, in May 1995, the Company entered into a new agreement with certain banks for a new three-year unsecured revolving line of credit facility (the "new facility"). Under the new facility, the Company may borrow initially up to $25.0 million until April 1996, and up to $30.0 million thereafter until maturity. Availability under the new facility is based upon amounts of eligible accounts receivable, as defined. As of March 31, 1996, the Company had borrowed $15.4 million under the new facility. Also, as of March 31, 1996, $0.2 million of the available new facility was allocated to outstanding letters of credit, and $9.4 million was available for additional borrowings. The new facility matures in May 1998 and accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the new facility. The new facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During fiscal year 1996, approximately $75.9 million, or 16.4%, of the Company's net sales were sold through the Company's Canadian, Mexican and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian international sales in U.S. dollars. In addition, in April 1994 the Company entered into a one-year forward exchange contract, which expired in April 1995, in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian subsidiary. For fiscal year 1995, the Company incurred a loss of approximately $31,000 net of income taxes, related to this contract. In May 1995, the Company entered into a $4.3 million (U.S.) one-year forward exchange contract, which expired in May 1996, to replace the contract which expired in May 1995. As of March 31, 1996, the Company incurred a loss of approximately $59,000, net of income taxes, related to this contract. In May 1996, the Company entered into a new $6.6 million (U.S.) one-year forward exchange contract to replace the contract which expired in May 1996. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms. See Note 1 of the Notes to Consolidated Financial Statements.

    The Company was recently appointed by a major manufacturer as the master distributor for a certain product line of consumable supplies throughout the United States, Canada, Mexico, the Caribbean and Latin America. The Company expects that this arrangement will result in incremental revenue growth, and similar to the Company's other business and revenue growth, will impose additional working capital needs upon the Company. The Company believes it will be able to satisfy its working capital needs for fiscal year 1997, including such additional working capital required by this arrangement as well as planned capital expenditures, through funds available under the new facility, trade credit, lease financing, internally generated funds and by increasing the amount available under the new facility (although the Company has presently neither requested nor received any commitment to do so). In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

INVENTORY MANAGEMENT

    The Company manages its inventories by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as the Company adds new product lines and makes large purchases from suppliers to take advantage of attractive terms. To reduce the risk of loss to the Company due to supplier price reductions and slow moving inventory, the Company's purchasing agreements with many of its suppliers, including most of its major suppliers, contain price protection and stock return privileges under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory or the Company can return slow moving inventory in exchange for other products.

SEASONALITY

    Although the Company historically has experienced its greatest growth in revenues in its fourth fiscal quarter, management has not been able to determine the specific effect, if any, of seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for the Company's products due to a variety of factors, including sales increases resulting from the introduction of new computer supplies products. The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's first and second fiscal quarter results in relation to sequential quarter performance. The Company believes that the results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

    Management believes that inflation has not had a material effect on the Company's operations.

FORWARD-LOOKING INFORMATION

    The matters discussed in this Report on Form 10-K, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated January 25, 1996 which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The Company must adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal year 1997. SFAS No. 121 requires companies to periodically evaluate long-lived assets and to record an impairment loss if the expected undiscounted future cash flows is less than the carrying value of those assets. Impairment losses resulting from the initial application of this statement shall be reported in the period in which the recognition criteria are first applied. The Company is currently evaluating the implementation of SFAS No. 121, the effects of which are unknown at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

Consolidated Balance Sheets as of March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .       21

Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31,
    1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Daisytek International Corporation:

    We have audited the accompanying consolidated balance sheets of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daisytek International Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP



Dallas, Texas,
April 23, 1996

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS
                                    ------

                                                                                March 31,
                                                                          ----------------------
                                                                            1996         1995
                                                                          ---------    ---------
CURRENT ASSETS:
       Cash                                                               $     204    $     448
       Trade accounts receivable, net of allowance for
           doubtful accounts of $1,283 in 1996 and $1,060 in 1995            69,169       51,099
       Receivables from employees and related parties, net of allowance
           for doubtful accounts of $475 in 1996 and 1995                       571          559
       Inventories, net                                                      44,358       32,249
       Prepaid expenses and other current assets                              2,120          343
       Deferred income tax asset                                                762          999
                                                                          ---------    ---------
                Total current assets                                        117,184       85,697
                                                                          ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
       Furniture, fixtures and equipment                                     15,325       10,562
       Leasehold improvements                                                   306          124
                                                                          ---------    ---------
                                                                             15,631       10,686
       Less -  Accumulated depreciation and
           amortization                                                      (6,136)      (3,906)
                                                                          ---------    ---------

                Net property and equipment                                    9,495        6,780
                                                                          ---------    ---------

EMPLOYEE RECEIVABLES                                                            395          367

EXCESS OF COST OVER NET ASSETS ACQUIRED,
       net of accumulated amortization of $468 in 1996
       and $418 in 1995                                                       1,527        1,577
                                                                          ---------    ---------

                Total assets                                              $ 128,601    $  94,421
                                                                          =========    =========




The accompanying notes are an integral part of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------


                                                                               March 31,
                                                                        ----------------------
                                                                          1996         1995
                                                                        ---------    ---------
CURRENT LIABILITIES:
       Current portion of long-term debt                                $     650    $     571
       Trade accounts payable                                              44,736       28,187
       Accrued expenses                                                     4,230        3,052
       Income taxes payable                                                   419          908
       Other current liabilities                                           10,486        9,552
                                                                        ---------    ---------
                 Total current liabilities                                 60,521       42,270
                                                                        ---------    ---------

LONG-TERM DEBT, less current portion                                       16,419       11,334

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
       Preferred stock, $1.00 par value;  1,000,000 shares authorized
           at March 31, 1996 and 1995; none issued and outstanding           --           --
       Common stock, $.01 par value; 10,000,000 shares authorized at March 31, 1996 and 1995;  6,342,753 and 6,244,682
           shares issued and outstanding at March 31, 1996 and 1995,
           respectively                                                        63           62
       Additional paid-in capital                                          30,874       30,796
       Retained earnings                                                   21,736       10,969
       Cumulative foreign currency translation adjustment                  (1,012)      (1,010)
                                                                        ---------    ---------

                 Total shareholders' equity                                51,661       40,817
                                                                        ---------    ---------

                 Total liabilities and shareholders' equity             $ 128,601    $  94,421
                                                                        =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Fiscal Year Ended March 31,
                                               ----------------------------------
                                                  1996        1995         1994
                                               ---------   ---------    ---------
NET SALES                                      $ 464,169   $ 352,953    $ 276,699

COST OF SALES                                    416,199     316,982      247,480

PROVISION FOR LOSSES FROM
      DISPOSAL OF SOFTWARE AND
      HARDWARE INVENTORY (Note 1)                   --          --            402
                                               ---------   ---------    ---------
                  Gross profit                    47,970      35,971       28,817

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                    29,024      23,260       20,338
                                               ---------   ---------    ---------
                  Income from operations          18,946      12,711        8,479

INTEREST EXPENSE                                   1,482       2,050        1,726
                                               ---------   ---------    ---------
                  Income before income taxes      17,464      10,661        6,753

PROVISION (BENEFIT) FOR INCOME TAXES:
      Current                                      6,460       4,470        2,357
      Deferred                                       237        (305)         139
                                               ---------   ---------    ---------
                                                   6,697       4,165        2,496
                                               ---------   ---------    ---------
NET INCOME                                     $  10,767   $   6,496    $   4,257
                                               =========   =========    =========

NET INCOME PER COMMON SHARE                    $    1.59   $    1.17    $    0.81
                                               =========   =========    =========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                  6,757       5,542        5,288
                                               =========   =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (In Thousands, Except Share and Warrant Amounts)



                                                            COMMON STOCK
                                      COMMON STOCK            WARRANTS        ADDITIONAL               CUMULATIVE
                                 --------------------   -------------------    PAID-IN    RETAINED     TRANSLATION
                                  SHARES       AMOUNT   WARRANTS     AMOUNT    CAPITAL    EARNINGS     ADJUSTMENT      TOTAL
                                 ---------    -------   -------     -------    -------    --------     ---------     ---------
BALANCE,
   March 31, 1993                4,310,071    $   43    869,349     $ 1,600    $10,456    $    216     $    (471)    $  11,844
   Net income                           --        --        --           --         --       4,257            --         4,257
   Issuance and net proceeds
       from sale of common
       stock                       155,933         2        --           --        196          --            --           198
   Foreign currency
       translation
       adjustment                       --        --        --           --         --          --          (362)         (362)
                                 ---------    ------    -------     -------    -------    --------     ---------     ---------

BALANCE,
   March 31, 1994                4,466,004        45    869,349       1,600     10,652       4,473          (833)       15,937
   Net income                           --        --         --          --         --       6,496            --         6,496
   Exercise and termination
       of common stock
       warrants                    398,678         4   (869,349)     (1,600)     1,600          --            --             4
   Issuance and net
       proceeds from sale
       of common stock           1,380,000        13         --          --     18,544          --            --        18,557
   Foreign currency
       translation
       adjustment                       --        --         --          --         --          --          (177)         (177)
                                 ---------    ------    -------     -------    -------    --------     ---------     ---------
BALANCE,
   March 31, 1995                6,244,682        62         --          --     30,796      10,969        (1,010)       40,817
   Net income                           --        --         --          --         --      10,767            --        10,767
   Net proceeds from
       exercise of common
       stock options                98,071         1         --          --        562          --            --           563
   Costs associated
       with secondary
       offering of stock                --        --         --          --       (484)         --            --          (484)
   Foreign currency
       translation
       adjustment                       --        --         --          --         --          --            (2)           (2)
                                 ---------    ------    -------     -------    -------    --------     ---------     ---------
BALANCE,
   March 31, 1996                6,342,753    $   63         --     $    --    $30,874    $ 21,736     $  (1,012)    $  51,661
                                 =========    ======    =======     =======    =======    ========     =========     =========


The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   Fiscal Year Ended March 31,
                                                                    ---------------------------------------------------
                                                                        1996                1995               1994
                                                                    -----------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $    10,767        $      6,496        $      4,257
        Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                  2,296               1,393               1,223
           Provision for doubtful accounts                                  999                 750                 899
           Deferred income tax provision (benefit)                          237                (305)                139
           Provision for losses on disposal of software and
              hardware inventory                                             --                  --                 402
           Loss on retirement of property and equipment                      --                  --                  15
           Changes in operating assets and liabilities -
              Trade accounts receivable                                 (18,929)            (16,364)             (7,884)
              Receivables from related parties                               41                  (4)                237
              Income taxes receivable                                         8                  24               1,180
              Inventories, net                                          (12,017)             (9,863)             (4,849)
              Trade accounts payable and accrued expenses                17,561              10,884              (2,999)
              Income taxes payable                                         (478)                575                 367
              Prepaid expenses and other current assets                  (1,784)                  8                  29
                                                                    -----------        ------------        ------------
                    Net cash used in operating activities                (1,299)             (6,406)             (6,984)
                                                                    -----------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (4,959)             (3,740)               (691)
    Proceeds from sale of property and equipment                             --                  --                 523
    Collections (advances) of employee receivables, net                     (80)              1,575                (902)
                                                                    -----------        ------------        ------------
                    Net cash used in investing activities                (5,039)             (2,165)             (1,070)
                                                                    -----------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payments of) revolving line of credit, net             5,735              (7,918)              2,124
    Increase (decrease) in other current liabilities                        934              (1,045)              5,911
    Payments on capital leases and notes payable                           (571)               (541)               (565)
    Net proceeds from sale of stock and exercise
        of stock options and warrants                                        79              18,561                 198
                                                                    -----------        ------------        ------------
                    Net cash provided by financing activities             6,177               9,057               7,668
                                                                    -----------        ------------        ------------
EFFECT OF EXCHANGE RATES ON CASH                                            (83)                (82)                (23)
                                                                    -----------        ------------        ------------
NET INCREASE (DECREASE) IN CASH                                            (244)                404                (409)
CASH, beginning of period                                                   448                  44                 453
                                                                    -----------        ------------        ------------
CASH, end of period                                                 $       204        $        448        $         44
                                                                    ===========        ============        ============



 The accompanying notes are an integral part of these consolidated statements.

1.  SIGNIFICANT ACCOUNTING POLICIES:


    Organization and Nature of Business

         Daisytek International Corporation (a Delaware corporation) and subsidiaries (the "Company") is a wholesale distributor of non-paper computer and office automation supplies and accessories, whose primary products are laser toner, copier toner, inkjet cartridges, printer ribbons, diskettes, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company, through its wholly owned subsidiaries in the U.S., Canada, and Mexico, sells products primarily in North America, as well as in Latin America, Europe, the Far East, Africa and Australia. The Company's customers include value added resellers, computer supplies dealers, office product dealers, computer and office product superstores and other retailers who resell the products to end-users. No single customer accounted for more than 10% of the Company's annual net sales for the fiscal years ended March 31, 1996, 1995 and 1994. At March 31, 1996, five computer and office product superstores represent approximately 29% of trade accounts receivable, with the largest being approximately 16% of trade accounts receivable, and reflects the increasing significance of this market segment. The Company recognizes revenue upon shipment of product to customers and provides for estimated returns and allowances. The Company permits its customers to return defective products (many of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. The Company offers terms to its customers that it believes are standard for its industry.

     Basis of Presentation

         The consolidated financial statements include the accounts of Daisytek International Corporation and its subsidiaries. All significant intercompany transactions are eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    Reclassifications

         Certain prior year data has been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

    Inventories

         Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market. In fiscal years 1994 and 1993, the Company elected to discontinue the distribution of software and hardware products, including, among others, business, educational and entertainment software programs, monitors, modems and memory boards. The Company recorded a provision related to the disposal of these software and hardware products of approximately $402,000 for fiscal year 1994.

    Property and Equipment

         Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from three to seven years.

    Excess of Cost Over Net Assets Acquired

         Excess of cost over net assets acquired is amortized on a straight-line basis over 40 years. The related amortization expense for each of the fiscal years 1996, 1995 and 1994, was approximately $50,000.

    Foreign Currency Translation and Transactions

         For the Company's Canadian subsidiary, the local currency is the functional currency. Assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported in a separate component of shareholders' equity. In addition, the Company periodically enters into foreign exchange contracts in order to hedge the Company's net investment in, and its intercompany payable balance (of a long-term investment nature) applicable to its Canadian subsidiary. In May 1995, the Company entered into a one-year, $4.3 million (U.S.) forward exchange contract. As of March 31, 1996, the Company had incurred a loss of approximately $59,000, net of applicable income taxes, on this contract. For fiscal year ended March 31, 1995, the Company incurred a loss of approximately $31,000, net of income taxes, related to a one-year $3.0 million (U.S.) forward exchange contract that expired on April 7, 1995. These losses are included as a component of shareholders' equity.

         For the Company's Mexican subsidiary, the U.S. dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably accounts receivable, inventory, and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense which relate to assets which are translated at historical rates. The gains and losses from foreign currency transactions and translation related to the Mexican subsidiary are included in net income.

    Income Per Common Share

         Income per common share is calculated by dividing net income by the weighted average common shares and share equivalents outstanding for each period. The stock split discussed in Note 3 has been reflected in the income per common share calculation.

    Recently Issued Accounting Standards

         The Company must adopt Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal year 1997. SFAS No. 121 requires companies to periodically evaluate long-lived assets and to record an impairment loss if the expected undiscounted future cash flows is less than the carrying value of those assets. Impairment losses resulting from the initial application of this statement shall be reported in the period in which the recognition criteria are first applied. The Company is currently evaluating the implementation of SFAS No. 121, the effects of which are unknown at this time.

2.    DEBT:

              Debt at March 31, 1996 and 1995, is as follows (dollars in thousands):

                                                                                           March 31,
                                                                          ----------------------------------------
                                                                                1996                   1995
                                                                          ----------------      ------------------
Revolving line of credit facility with commercial
    banks, interest (weighted average rate of 6.79% at
    March 31, 1996) at the Company's option at a prime
    rate of a bank (8.25% at March 31, 1996) or a Eurodollar
    rate plus 0.625% to 1.125% (6.38% at March 31, 1996),
    due May 22, 1998                                                      $         15,440      $               -


Revolving line of credit facility with commercial banks,
    interest at the prime rate of a bank (9.0% at
    March 31, 1995) plus 0.50%, due April 15, 1996;
    secured by all assets of the Company                                                                     9,705
                                                                                       -

Notes payable and obligations under capital leases
    for warehouse equipment, computer equipment,
    office furniture and fixtures, interest at varying
    rates ranging from 8% to 17%, with lease terms
    varying from five to seven years                                                 1,629                   2,200
                                                                          ----------------      ------------------
         Long-term debt                                                             17,069                  11,905

Less - current portion of long-term debt                                              (650)                   (571)
                                                                          ----------------      ------------------
         Long-term debt, less current portion                             $         16,419      $           11,334
                                                                          ================      ==================





         On May 22, 1995, the Company entered into an agreement with certain banks for a new three-year unsecured revolving line of credit facility (the "facility") to replace the Company's previous revolving line of credit facility. Under the facility, the Company may borrow up to $25.0 million through April 1996 and up to $30.0 million thereafter until maturity. Availability under the facility is based upon amounts of eligible accounts receivable, as defined. The facility accrues interest at the Company's option, at a prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth), and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of March 31, 1996, $0.2 million of the available new facility was allocated to outstanding letters of credit, and $9.4 million was available for additional borrowings. This facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the facility and disbursements are paid from the facility. This system allows the Company to optimize its cash flow. At March 31, 1996 and 1995, the Company had checks and other items outstanding in excess of its cash balance of approximately $10.5 million and $9.6 million, respectively, which are included in other current liabilities.

         The Company is a party to a number of noncancelable capital lease agreements involving warehouse equipment, computer equipment, and office furniture and fixtures. The Company's property held under capital leases, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $1,112,000, net of accumulated amortization of approximately $1,560,000 at March 31, 1996, and approximately $1,609,000, net of accumulated amortization of approximately $1,063,000 at March 31, 1995.

         Annual maturities of long-term debt and capital leases are as follows (in thousands):


   Fiscal year ending March 31,
       1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      650
       1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          662
       1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,667
       2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           90
                                                                               -----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    17,069
                                                                               ===========


3.    STOCK OPTIONS AND SHAREHOLDERS' EQUITY:

    Public Offerings

         In January 1995, the Company completed an initial public offering (the "IPO") of 1,380,000 shares of common stock (see Note 11). In January 1996, the Company completed a secondary offering of 1,207,500 shares of common stock, sold by certain principal and selling shareholders. The Company did not receive any of the proceeds from the sale of shares by these principal and selling shareholders. The Company incurred approximately $484,000 in costs related to the offering, which is reflected as a reduction in Shareholders' Equity.

    Preferred Stock

         In connection with the IPO, the Company authorized the issuance of up to 1,000,000 shares of preferred stock, par value $1.00 per share, none of which is issued or outstanding at March 31, 1996 and 1995.

Stock Splits

         In conjunction with the IPO (see Note 11), the Company's Board of Directors approved the conversion of each share of common stock into 1.45 shares upon consummation of the IPO. The consolidated financial statements and the notes thereto have been adjusted to reflect the stock split on a retroactive basis.

    Stock Purchase Agreement

         Pursuant to a stock purchase agreement dated December 13, 1991, as amended on December 23, 1991 (the "Stock Purchase Agreement"), the Company issued to a private investor 1,666,830 shares of common stock, warrants to purchase 398,678 shares of common stock (the "A Warrants"), and warrants to purchase 470,671 shares of common stock (the "B Warrants") for an aggregate consideration of $10,000,000.

         The A Warrants contained an exercise price of $0.01 per share, were only exercisable upon the occurrence of certain specified events, and, subject to certain conditions, granted the Company the right to repurchase all or a portion of the A Warrants at prices ranging from $4.63 per share to $4.81 per share. Such warrants were exercised simultaneous with the IPO. The B Warrants contained an exercise price of $0.01 per share and, pursuant to their terms, terminated in January 1995 in conjunction with the IPO.

    Stock Options

         In January 1989, the Company established an employee stock option plan (the "Plan") in which shares of common stock are reserved for the granting of options at an amount not less than market price, as determined by the Board of Directors, at the date of grant. In fiscal year 1991, the Company granted options to purchase 16,426 shares of common stock to one individual who was then a nonemployee consultant of the Company. These options were granted at $1.28 per share which management believes was the fair market value at the date of the grant. These options were exercised in fiscal year 1994. As of March 31, 1996 and 1995, 6,379 options remain available to be granted under the Plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for Key Employees of Daisytek International Corporation (the "1994 Plan"). The 1994 Plan authorizes the Company to grant options to selected officers and other key employees of the Company and to nonemployee directors. The 1994 Plan provides for the granting to employees of both incentive stock options and nonqualified stock options. The maximum number of shares of common stock for which options may be granted is 725,000, subject to adjustments for certain changes in the shares issued and outstanding as described in the 1994 Plan.

         The exercise price of incentive stock options granted under the 1994 Plan may not be less than the fair market value at the date of the grant. The exercise price of nonqualified stock options granted under the 1994 Plan is determined by the option committee of the Board of Directors. As of March 31, 1996 and 1995, 492,000 and 725,000 options, respectively, remain to be granted in the future under the 1994 plan.

         During fiscal years 1996, 1995 and 1994, the Company granted options to certain employees pursuant to its employee stock option plans. In addition to the options under such plans, in May 1995, at its discretion, the Company granted options to certain key executives to purchase 22,500 shares of common stock. These options were granted at the fair market value at the date of the grant and become exercisable over the next three years based on vesting percentages. The following table summarizes stock option activity for the three years in the period ended March 31, 1996.


                                                                                  Price Per
                                                                   Shares           Share
                                                                  --------      ------------
         Outstanding, March 31, 1993                               654,772      $1.28 - $5.30
                              Granted                              114,256               5.30
                              Exercised                           (156,043)              1.28
                              Canceled                             (49,391)              5.30
                                                                  --------
         Outstanding, March 31, 1994                               563,594        1.28 - 5.30
                              Granted                                4,350               7.59
                              Exercised                                --                  --
                              Canceled                              (6,379)              5.30
                                                                  --------
         Outstanding, March 31, 1995                               561,565        1.28 - 7.59
                              Granted                              260,000              19.50
                              Exercised                            (98,071)       1.28 - 7.59
                              Canceled                              (4,500)             19.50
                                                                  --------
         Outstanding, March 31, 1996                               718,994     $1.28 - $19.50
                                                                  ========




         As of March 31, 1996 and 1995, 403,403 and 450,388, respectively, of options outstanding were exercisable. The remaining options will become exercisable over the next three years based on vesting percentages.


4.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                       Fiscal Year Ended March 31,
                                                              ---------------------------------------------
                                                                   1996            1995           1994
                                                              -------------  -------------   --------------
Cash paid during the period for:

     Interest                                                 $       1,445  $       2,119   $        1,704
     Income taxes                                             $       6,953  $       3,896   $        1,763

Fixed assets acquired under capital leases                    $          --  $         212   $        1,429


5.    RELATED PARTY TRANSACTIONS:

         The Company has various transactions with shareholders and employees. As of March 31, 1994, the Company had a note receivable for $1,468,170, excluding accrued interest of $144,229, from its principal shareholder, bearing interest at 1.0% over the Company's effective borrowing rate. This note was repaid to the Company in fiscal year 1995. The Company has also made various loans to its President and to its past President. These loans accrue interest at the Company's effective borrowing rate (7.06% at March 31, 1996). The Company had notes receivable (including accrued interest) from its current President of $395,052 and $367,257 as of

March 31, 1996 and 1995, respectively. The Company had a note receivable (including accrued interest) from its past President of $178,760 as of March 31, 1994. This note was repaid to the Company in fiscal year 1995.

         The Company does not intend to provide any further loans to any of its executive officers or to enter into any further transactions, including loans, with officers, directors, five percent shareholders or their affiliates unless the terms of such transactions are no less favorable to the Company than those that could be obtained from unaffiliated third parties and the transactions are approved by a majority of the Company's nonemployee directors having no interest in such transaction.

         The Company also had trade accounts receivable due from companies in which either the Company or its principal shareholder owns a minority interest. Such sales were made in accordance with the Company's usual terms, except that such companies were provided with extended payment terms. In fiscal year 1993, the principal shareholder transferred his minority interest in all but one of these companies to a subsidiary of the Company for a nominal amount, which approximated the fair market value of these minority interests. Trade accounts receivable and advances from all these related party companies totaled approximately $282,000 and $322,000 at March 31, 1996 and 1995, respectively, net of a reserve of $475,000 as of each date. Sales to all these related parties totaled approximately $2,707,000, $2,285,000 and $1,539,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

6.    INCOME TAXES:

         Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, capitalization of inventory costs, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes.

         A reconciliation of the difference between the expected income tax provision at the U.S. Federal statutory corporate tax rate (34.85% in fiscal year 1996 and 34.0% in fiscal years 1995 and 1994) and the Company's effective tax rate is as follows (in thousands):

                                                                         Fiscal Year Ended March 31,
                                                              ----------------------------------------------------
                                                                  1996                 1995                1994
                                                              -----------          -----------          ----------
Provision computed at statutory rate                          $     6,086          $     3,625          $    2,296
Foreign income (loss):
     Impact of taxation at different rates                            141                  137                 236
     Impact of foreign losses                                          88                 (181)                 --
State income taxes, net of federal benefit                            297                  174                 106
Expenses not deductible for tax purposes                               56                   49                  49
Change in valuation reserve                                             8                  378                (218)

Other                                                                  21                  (17)                 27
                                                              -----------          -----------          ----------
      Provision for income taxes                              $     6,697          $     4,165          $    2,496
                                                              ===========          ===========          ==========

     The consolidated income before income tax, by domestic and foreign entities is as follows (in thousands):


                                                                           Fiscal Year Ended March 31,
                                                              ----------------------------------------------------
                                                                  1996                1995                1994
                                                              -----------          -----------          ----------
Domestic                                                      $    16,355          $     9,991          $    6,241
Foreign                                                             1,109                  670                 512
                                                              -----------          -----------          ----------
      Total                                                   $    17,464          $    10,661          $    6,753
                                                              ===========          ===========          ==========



              The provision (benefit) for income taxes is summarized as follows (in thousands):


                                                                             Fiscal Year Ended March 31,
                                                              ----------------------------------------------------
                                                                  1996                 1995                1994
                                                              -----------          -----------          ----------
Current
     Domestic                                                 $     5,349          $     3,576          $    2,041
     State                                                            456                  263                 160
     Foreign                                                          655                  631                 156
                                                              -----------          -----------          ----------
      Total current                                                 6,460                4,470               2,357
                                                              -----------          -----------          ----------
Deferred
     Domestic                                                         265                 (237)                102
     State                                                             --                   --                  --
     Foreign                                                          (28)                 (68)                 37
                                                              -----------          -----------          ----------
      Total deferred                                                  237                 (305)                139
                                                              -----------          -----------          ----------
         Total                                                $     6,697          $     4,165          $    2,496
                                                              ===========          ===========          ==========

The components of the deferred tax asset as of March 31, 1996 and 1995, are as follows (in thousands):

                                                                                     March 31,
                                                                        ---------------------------------
                                                                             1996                1995
                                                                        ------------         ------------
Deferred Tax Asset:
       Allowance for doubtful accounts                                  $        504         $        462
       Capitalized inventory costs                                                84                   66
       Inventory obsolescence reserve                                            288                  332
       Accrued straight-line rent                                                 81                   84
       Accrued vacation                                                           58                   58
       Foreign net operating loss carryforwards                                  687                  605
       Other                                                                     432                  378
                                                                        ------------         ------------
                                                                               2,134                1,985
       Less - Valuation reserve                                                 (386)                (378)
                                                                        ------------         ------------
                         Total deferred tax asset                              1,748                1,607
                                                                        ------------         ------------

Deferred Tax Liability:
       Tax versus book depreciation                                             (487)                (270)
       Foreign inventory purchases                                              (404)                (249)
       Other                                                                     (95)                 (89)
                                                                        ------------         ------------
                         Total deferred tax liability                           (986)                (608)
                                                                        ------------         ------------
Deferred tax asset, net                                                 $        762         $        999
                                                                        ============         ============

         For financial reporting purposes, the tax benefit of cumulative temporary differences is recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." As of March 31, 1996 and 1995, a valuation allowance was recorded due to uncertainties regarding the Company's utilization of its Mexico subsidiary's net tax asset.

         As of March 31, 1993, a valuation allowance of $218,000 was recorded due to uncertainties regarding the Company's utilization of its Canadian subsidiaries' net operating loss carryforwards ("NOL"). Due to increased earnings by its Canadian subsidiaries during fiscal year 1994, and the Company's future earnings projections for its Canadian subsidiaries, at March 31, 1994, management determined that it was more likely than not that the Canadian NOLs would be utilized. As a result, the valuation allowance related to the Company's Canadian subsidiaries was reversed during fiscal year 1994. The Canadian NOL was fully utilized during the fiscal year ended March 31, 1995.

7.    COMMITMENTS AND CONTINGENCIES:

         The Company and its subsidiaries lease equipment and facilities under operating leases expiring in various years through fiscal year 2002. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments under noncancelable operating leases having original terms in excess of one year are as follows (in thousands):

<Captaion>
         Fiscal year ending March 31,
         1997                                                                        $  2,713
         1998                                                                           2,831
         1999                                                                           2,381
         2000                                                                           2,332
         2001                                                                           1,720
         Thereafter                                                                       943
                                                                                     --------
             Total                                                                   $ 12,920
                                                                                     ========

         Total rental expense under operating leases approximated $2,255,000, $1,900,000 and $1,618,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

         Although the Company carries products and accessories supplied by numerous vendors, the Company's net sales from products manufactured by its ten largest suppliers were approximately 72%, 66% and 64% of total net sales during fiscal years 1996, 1995 and 1994, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Certain of these agreements require minimum annual purchases. Total minimum purchase requirements for fiscal year 1997 approximate $40 million. Additionally, many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow moving inventory in exchange for other products. Certain of the Company's suppliers also provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's published marketing tools and other related costs.

         The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

8.    FOREIGN OPERATIONS AND EXPORTS:

         The Company, through its wholly owned subsidiaries, Daisytek (Canada) Inc. and Daisytek de Mexico, S.A. de C.V., sells products in Canada and, beginning in November 1994, in Mexico. All intercompany activity is eliminated in computing net sales and net income. Net sales of the Company's Mexico subsidiary are included in Domestic sales in the following table. Financial information, summarized by geographical area, is as follows (in thousands):

                                                                        Fiscal Year Ended March 31,
                                                      -------------------------------------------------------------
                                                           1996                  1995                    1994
                                                      ------------         ----------------        ----------------
Net Sales:
  Domestic                                            $    433,599         $        324,830        $        254,392
  Canada                                                    44,459                   38,487                  28,047
  Intercompany eliminations                                (13,889)                 (10,364)                 (5,740)
                                                      ------------         ----------------        ----------------
          Consolidated                                $    464,169         $        352,953        $        276,699
                                                      ============         ================        ================
Net Income:
  Domestic                                            $     10,008         $          5,856        $          3,937
  Canada                                                       759                      640                     320
                                                      ------------         ----------------        ----------------
          Consolidated                                $     10,767         $          6,496        $          4,257
                                                      ============         ================        ================
Identifiable Assets:
  Domestic                                            $    118,241         $         85,366        $         61,046
  Canada                                                    10,360                    9,055                   6,339
                                                      ------------         ----------------        ----------------
          Consolidated                                $    128,601         $         94,421        $         67,385
                                                      ============         ================        ================





         The Company also exports its products for sale throughout Latin America (through its wholly owned subsidiary, Daisytek Latin America, Inc., beginning in January 1996), Europe, the Far East, Africa and Australia. Total export sales to these geographic regions for fiscal years 1996, 1995 and 1994, included in Domestic sales in the preceding table, were approximately $31.8 million, $28.0 million and $20.3 million, respectively.

9.   EMPLOYEE SAVINGS PLAN:

         In fiscal year 1994, the Company implemented a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal years 1996 and 1995 the Company matched 25% of the employee contributions resulting in charges against income of approximately $95,000 and $81,000, respectively. For fiscal year 1994, the Company matched 20% of the employee contributions resulting in a charge against income of approximately $62,000.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS:

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments for which it is practicable to estimate that value. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The Company estimates fair value based on market information and appropriate valuation methodologies. The fair values of all non-derivative financial instruments approximate their carrying amounts in the accompanying consolidated balance sheets.

         The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. The Company's derivative financial instruments outstanding as of March 31, 1996 and 1995 consisted of forward foreign currency exchange contracts used to hedge the Company's net investment in, and its intercompany payable balance applicable to its Canadian subsidiary (See Note 1). The fair value of these contracts at March 31, 1996 and 1995, based on fiscal year-end exchange rates, were net loss amounts, excluding related income tax benefits, of approximately $90,000 and $50,000, respectively.

11.    SUPPLEMENTAL INCOME PER SHARE DATA (UNAUDITED):


         In December 1994, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission which became effective in January 1995. The Company reduced outstanding indebtedness under the Company's line of credit through the application of the net proceeds from the sale of 1,380,000 shares of common stock plus that portion of the net proceeds received by certain shareholders which were applied towards the full repayment of certain indebtedness owed by such shareholders to the Company. In addition, 398,678 common stock warrants were exercised concurrently with the consummation of the IPO at an exercise price of $0.01 per warrant. The supplemental income per share data has been calculated assuming the IPO occurred as of the beginning of the respective period.


                                                                            Fiscal Year Ended
                                                                    ----------------------------------
                                                                    March 31, 1995      March 31, 1994
                                                                    --------------      --------------
                                                                     (Unaudited)          (Unaudited)

Supplemental net income per common share                               $1.09                $0.75
                                                                       =====                =====

Supplemental weighted average common shares
   outstanding (in thousands)                                          6,683                6,668
                                                                       =====                =====

12.  QUARTERLY DATA (UNAUDITED):

         Summarized quarterly financial data for fiscal years 1996 and 1995 are as follows (dollars in thousands, except per share data):

                                                                       Fiscal Year 1996
                                         ----------------------------------------------------------------------------
                                              4th Qtr.           3rd Qtr.              2nd Qtr.           1st Qtr.
                                         --------------      --------------        -------------      ---------------
  Net sales                              $      137,237      $       116,545       $      105,421      $      104,966

  Gross profit                           $       13,768      $        12,233       $       11,335      $       10,634

       Gross profit margin                        10.0%                10.5%                10.8%               10.1%

  SG&A expenses                          $        8,432      $         7,312       $        6,685      $        6,595


       Percent of net sales                        6.1%                 6.3%                 6.3%                6.3%


  Income from operations                 $        5,336      $         4,921       $        4,650      $        4,039


       Operating margin                            3.9%                 4.2%                 4.4%                3.8%


  Net income                             $        3,091      $         2,792       $        2,616      $        2,268

       Net margin                                  2.3%                 2.4%                 2.5%                2.2%

  Net income per common share            $         0.46      $          0.41       $         0.39      $         0.34




                                                                       Fiscal Year 1995
                                         ----------------------------------------------------------------------------
                                              4th Qtr.           3rd Qtr.              2nd Qtr.           1st Qtr.
                                         --------------      --------------        -------------      ---------------
  Net sales                              $      104,179      $        88,069       $       80,851      $       79,854

  Gross profit                           $       10,583      $         9,136       $        8,396      $        7,856

       Gross profit margin                        10.2%                10.4%                10.4%                9.9%


  SG&A expenses                          $        6,575      $         5,858       $        5,544      $        5,283


       Percent of net sales                        6.3%                 6.7%                 6.9%                6.7%


  Income from operations                 $        4,008      $         3,278       $        2,852      $        2,573


       Operating margin                            3.8%                 3.7%                 3.5%                3.2%


  Net income                             $        2,181      $         1,611       $        1,436      $        1,268


       Net margin                                  2.1%                 1.8%                 1.8%                1.6%

  Net income per common share            $         0.35      $          0.30       $         0.27      $         0.24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors and executive officers of the Company.

NAME                              AGE                             POSITION
- ----                              ---                             --------
David A. Heap                      52     Chairman of the Board and Chief Executive Officer

Mark C. Layton                     36     President, Chief Operating Officer, Chief Financial
                                          Officer and Director

Christopher Yates                  41     Senior Vice President - Business Development and
                                          Director

James R. Powell                    35     Senior Vice President - Sales and Marketing

Harvey H. Achatz                   55     Vice President - Administration and Secretary

Randy L. Stancill                  36     Vice President - Logistics

Thomas J. Madden                   34     Vice President - Finance, Chief Accounting Officer and
                                          Treasurer

Peter D. Wharf                     37     Vice President - International Markets

Michael P. Krasny                  42     Director

Peter P. J. Vikanis                45     Director

Timothy M. Murray                  43     Director

Edgar D. Jannotta, Jr.             35     Director


         DAVID A. HEAP has served as Chairman of the Board and Chief Executive Officer since 1982 and as President from 1982 to 1990. From 1970 to 1985, Mr. Heap served as Chairman of ISA International plc (and its predecessors) ("ISA"), a now publicly traded company he founded in England in 1970. ISA is a distributor of computer supplies in Western Europe. Mr. Heap is primarily responsible for the Company's general business strategy and long-term planning.

         MARK C. LAYTON has served as President, Chief Operating Officer and Chief Financial Officer since 1993, as a Director since 1988, as Executive Vice President from 1990 to 1993 and as Vice President - Operations from 1988 to 1990. Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988 specializing in wholesale and retail distribution and technology. Mr. Layton is primarily responsible for the Company's day-to-day operations and general business and financial activity.

         CHRISTOPHER YATES was appointed Senior Vice President - Business Development in February 1996 and has served as Vice President - Business Development from November 1995 to February 1996, as a Director of the Company since February 1995, as Vice President-Marketing from January 1994 to November 1995, as Vice President-Sales from 1988 to 1994 and in various other sales capacities for the Company since 1982. Prior to joining the Company, Mr. Yates served in various sales capacities for ISA. Mr. Yates is primarily responsible for business development, special projects and other sales related functions.

         JAMES R. POWELL serves as Senior Vice President - Sales and Marketing, a position he has held since February 1996. Mr. Powell has served as Vice President - Sales from 1992 to 1996, and in various other sales capacities from 1988 to 1992. Prior to joining the Company, Mr. Powell was engaged in various sales and marketing activities. Mr. Powell is responsible for U.S. sales and marketing activities including Daisytek's Customer Care Center and the Annual Computer Supplies Expo.

         HARVEY H. ACHATZ serves as Vice President - Administration and Secretary, positions he has held since 1993 and 1984, respectively. Mr. Achatz has served as Vice President - Finance from 1985 to 1993, as Controller from 1981 to 1985 and as a Director from 1984 to 1990. Mr. Achatz is responsible for various administrative functions, including human resources.

         RANDY L. STANCILL serves as Vice President - Logistics, a position he has held since February 1996. Mr. Stancill has served as Vice President - Management Information Systems from 1992 to 1996 and in various other information systems capacities from 1988 to 1992. Prior to joining the Company, Mr. Stancill was employed by J.D. Edwards & Company, a computer software and systems firm. Mr. Stancill is responsible for all operations of the Company's Memphis distribution center including inventory control, warehousing and distribution.

         THOMAS J. MADDEN has served as Vice President - Finance since November 1994, as Treasurer since March 1994 and as Chief Accounting Officer since 1992. From 1992 to 1994 he also served as Controller. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager. Mr. Madden is a certified public accountant. Mr. Madden is responsible for the Company's treasury and accounting functions.

         PETER D. WHARF serves as Vice President - International Markets, a position he has held since February 1996. Mr. Wharf joined the Company in 1992 and has served in various export and international sales capacities since such time. Prior to joining the Company, Mr. Wharf served in various sales capacities for ISA. Mr. Wharf is responsible for all international sales and customer service for the Company's Canada, Mexico and Latin America locations in addition to the Company's export sales.

         TIMOTHY M. MURRAY has served as a Director of the Company since 1991. Mr. Murray is a Principal of William Blair & Company, L.L.C., an investment banking firm he joined in 1979. Mr. Murray is also a director of several privately held corporations.

         EDGAR D. JANNOTTA, JR. has served as a Director of the Company since 1991. Mr. Jannotta is a Principal of William Blair & Company, L.L.C., an investment banking firm he joined in 1988. Mr. Jannotta is also a director of Gibraltar Packaging Group, Inc., a diversified packaging company.

         MICHAEL P. KRASNY was recently appointed a Director of the Company. Mr. Krasny is the founder of CDW Computer Centers, Inc. ("CDW"), a direct discount marketer of microcomputer hardware and peripherals, software, networking products and accessories. Mr. Krasny currently serves as Chairman of the Board, Chief Executive Officer, Secretary and Treasurer of CDW and has had similar positions and responsibilities with CDW since its inception in 1984.

         PETER P. J. VIKANIS was recently appointed a Director of the Company. Mr. Vikanis served as Chief Operating Officer of ISA from 1991 to 1995, as a director of ISA from 1979 to 1995, and also served in various management capacities at ISA from 1971 to 1991.

         Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. Class I consists of Messrs. Krasny and Yates whose term will expire at the annual meeting of stockholders in 1998; Class II consists of Messrs. Murray and Layton whose terms will expire at the annual meeting of stockholders in 1996; and Class III consists of Messrs. Heap, Jannotta and Vikanis whose terms will expire at the annual meeting of stockholders in 1997. Messrs. Murray and Layton have been nominated by the Board for election at the 1996 annual meeting.

         Under the terms of a Stockholders Agreement (the "Stockholders Agreement") between the Company, Mr. Heap (and certain family trusts) and William Blair Leveraged Capital Fund, Limited Partnership ("WBLCF"), Mr. Heap (and such trusts) and WBLCF agreed to vote their respective shares of Common Stock, at each annual or special meeting of stockholders at which directors are to be elected, for two representatives designated by WBLCF and for five representatives designated by David Heap. In addition, under the Stockholders Agreement, WBLCF had the right to designate one representative to each committee of the Company's Board of Directors, to the Board of Directors of each subsidiary of the Company (a "Sub Board") and to each Sub Board committee. In February 1996, following the consummation of a secondary offering of Common Stock by Mr. Heap and WBLCF, the Stockholders Agreement was terminated. See "Item 13. Certain Relationships and Related Transactions."

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and controlling stockholders to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock with the Securities and Exchange Commission and the Company. To the Company's knowledge, all reports required to be so filed were filed in accordance with the provisions of said Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and to each of the four most highly compensated executive officers for services rendered during the fiscal years ended March 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                       -------------
                                                                   ANNUAL                 NUMBER OF
                                                                COMPENSATION             SECURITIES
                                                  ------------------------------------   UNDERLYING     ALL OTHER
      NAME AND PRINCIPAL POSITION                  YEAR           SALARY      BONUS(1)     OPTIONS   COMPENSATION(2)
      ---------------------------                 ------         --------   ----------   ----------  ---------------
David A. Heap                                       1996          $385,000     $280,676      37,833      $  8,636
   Chairman and Chief                               1995           350,000      171,000        --          24,701
   Executive Officer  . . . . . . . . .             1994           325,000       75,760        --          20,154

Mark C. Layton                                      1996          $276,386     $280,676      28,020       $ 6,008
   President, Chief Operating                       1995           250,971      171,000         --          3,967
   and Financial Officer. . . . . . . .             1994           213,621       75,760      32,078         3,874

Christopher Yates                                   1996          $215,000      $92,623      20,138       $ 2,430
   Senior Vice President -                          1995           195,000        --            --          3,321
   Business Development . . . . . . . .             1994           150,000        --         12,688         3,488

James R. Powell                                     1996          $150,359      $70,169      14,004       $ 3,707
   Senior Vice President - Sales                    1995           123,551        --            --          3,414
   and Marketing  . . . . . . . . . . .             1994           108,852        --          9,788         1,822

Thomas J. Madden
   Vice President - Finance,                        1996          $112,649        --         14,703       $ 4,005
   Chief Accounting Officer and                     1995            94,294        --           --            --
   Treasurer  . . . . . . . . . . . . .             1994            81,904        --         11,600          --

_________________

(1) Such amounts are pursuant to an agreement between the Company and Messrs. Heap and Layton pursuant to which, subject to the Company's pre-tax net income (excluding such extraordinary, unusual or non-recurring items as the Board of Directors deems appropriate, in accordance with generally accepted accounting principles) ("EBT") for each fiscal year (as set forth in the Company's audited Consolidated Financial Statements) being equal to or greater than the EBT projected in the Company's approved budget for such fiscal year, Messrs. Heap and Layton are each entitled to receive a cash bonus equal to (i) 1% of EBT, to the extent EBT is 100% to 105% of the projected EBT and
         (ii) 5% of that portion of EBT which exceeds 105% of the projected EBT. For fiscal year 1996, Messrs. Powell and Yates received a cash bonus equal to (i) .25% and .33%, respectively, of EBT, to the extent EBT was 100% to 105% of projected EBT and (ii) 1.25% and 1.65%, respectively, of that portion of EBT which exceeds 105% of projected EBT.

(2) Represents compensation in respect of one or more of the following: personal use of Company automobiles; life insurance premiums paid by the Company for the benefit of the named executive officer; tax return preparation services paid by the Company; and personal travel expenses.

COMPENSATION OF DIRECTORS

    Commencing with the Company's 1997 fiscal year, each non-employee Director will receive an annual director's fee of $20,000 for each year in which he or she serves as a director. Non-employee directors will not receive additional Board or Committee meeting fees. If approved by stockholders at the 1996 Annual Meeting, the Company will adopt a Non- Employee Director Stock Option and Retainer Plan pursuant to which each non-employee director (i) may elect to receive payment of the director's fees in shares of Common Stock in lieu of cash, (ii) will receive an option to purchase 1,000 shares of Common Stock as of the date of the 1996 Annual Meeting at an exercise price equal to the fair market value of the Common Stock as of such date (as determined in accordance with the provisions of said Plan) and (iii) is entitled to receive future grants of options in accordance with the formula, and subject to the conditions precedent, set forth in said Plan.

    Directors who are employees of the Company or any of its subsidiaries do not receive additional compensation for service on the Board of Directors.

    The following table sets forth information with respect to grants of stock options during the year ended March 31, 1996 to the named executive officers reflected in the Summary Compensation Table:

                       OPTION GRANTS IN FISCAL YEAR 1996

                                                                                                POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED ANNUAL
                                                                                                RATES OF STOCK PRICE
                                                                                              APPRECIATION FOR OPTION
                                                      INDIVIDUAL GRANTS                                 TERMS(2)
                            -------------------------------------------------------------  ---------------------------
                             NUMBER OF           % OF TOTAL
                             SECURITIES           OPTIONS
                             UNDERLYING          GRANTED TO     EXERCISE
                              OPTIONS           EMPLOYEES IN      PRICE       EXPIRATION
         NAME                  GRANTED          FISCAL YEAR     PER SHARE       DATE(1)          5%            10%
         ----              --------------       -----------     ---------   --------------    -------        -------
David A. Heap   . . .         37,833               14.6          $ 19.50        5-9-05       $463,833      $1,175,850

Mark C. Layton  . . .         28,020               10.8            19.50        5-9-05        343,525         870,862

Christopher Yates . .         20,138                7.7            19.50        5-9-05        246,892         625,889

James R. Powell . . .         14,004                5.4            19.50        5-9-05        171,689         435,244

Thomas J. Madden  . .         14,703                5.7            19.50        5-9-05        180,259         456,969

_________________________________

         (1) All of such options are subject to a three year cumulative vesting schedule under which 15% vested on May 9, 1996, 50% will vest on May 9, 1997 and 100% will vest on May 9, 1998.

         (2) These are hypothetical values using assumed annual rates of stock price appreciation as prescribed by the rules of the Securities and Exchange Commission.

                 The following table sets forth information concerning the aggregate stock option exercises during the fiscal year ended March 31, 1996 and stock option values as of the end of fiscal year 1996 for unexercised stock options held by each of the named executive officers:

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                       AND FISCAL YEAR END OPTION VALUES

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING               VALUE OF UNEXERCISED
                       NUMBER OF                           UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                         SHARES                            AT FISCAL YEAR END                AT FISCAL YEAR END (1)
                      ACQUIRED ON       VALUE           ------------------------       --------------------------------
        NAME            EXERCISE     REALIZED (2)     EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
        ----          ------------   ------------     -----------      -------------   --------------   ---------------
David A. Heap . . .        -              -                -              37,833                -           $510,746

Mark C. Layton  . .        -              -              29,727           44,059          $ 823,438          822,550

Christopher Yates .        -              -              54,456           26,482          1,668,825          447,592

James R. Powell . .      12,738       $279,803           19,532           18,898            541,036          324,618

Thomas J. Madden  .       1,150         29,555           12,863           20,503            356,305          359,151

___________________________

         (1) Calculated by determining the difference between $ 33 (the last sale price of the Common Stock on March 31, 1996 as reported by the Nasdaq National Market) and the exercise price of the shares of Common Stock underlying the options.

         (2) Calculated by determining the difference between the last sale price of the Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Compensation Committee of the Company's Board of Directors are David Heap, Chairman of the Board and Chief Executive Officer of the Company, Timothy M. Murray and Edgar D. Jannotta, Jr. Prior to February 1996, Mr. Jannotta served on the Compensation Committee pursuant to the Stockholders Agreement. Under the terms of the Stockholders Agreement, Mr. Heap (and certain family trusts) and WBLCF agreed to vote their respective shares of Common Stock, at each annual or special meeting of stockholders at which directors are to be elected, for two representatives designated by WBLCF and for five representatives designated by David Heap. In addition, under the Stockholders Agreement, WBLCF had the right to designate one representative to each committee of the Company's Board of Directors, to the Board of Directors of each subsidiary of the Company (a "Sub Board") and to each Sub Board committee. In February 1996, following the consummation of a secondary offering of Common Stock by Mr. Heap and WBLCF, the Stockholders Agreement was terminated. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of May 31, 1996, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock,
(ii) each of the Directors and executive officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

                                                                             Number
               Name and Address of Beneficial Owner                        of shares                  Percent (1)
               ------------------------------------                        ---------                  -----------

David A. Heap (2) . . . . . . . . . . . . . . . . . . . . . . . .          1,068,974                     16.6%
      500 North Central Expressway
      Plano, Texas 75074

Royal Bank of Canada Trust Company
(Jersey) Limited, Brian Gerald Balleine,
Kenneth Edward Rayner, Trustees,
of the David Anthony Heap 1996
Interest in Possession Settlement (3) . . . . . . . . . . . . . .            565,173                      8.8%
      19-21 Broad Street
      St. Helier, Jersey, Channel Islands

Royal Bank of Canada Trust Company
(Jersey) Limited, Brian Gerald Balleine
and Kenneth Edward Rayner, Trustees,
of the David Heap Life Interest
Settlement (No. 10) (4) . . . . . . . . . . . . . . . . . . . . .            584,673                      9.1%
      19-21 Broad Street
      St. Helier, Jersey, Channel Islands

William Blair Leveraged Capital Fund
Limited Partnership   . . . . . . . . . . . . . . . . . . . . . .            516,006                      8.0%
      222 West Adams Street
      Chicago, Illinois 60606

Mark C. Layton (5)  . . . . . . . . . . . . . . . . . . . . . . .            211,087                      3.3%
Christopher Yates (6) . . . . . . . . . . . . . . . . . . . . . .            124,048                      1.9%
Harvey H. Achatz (7)  . . . . . . . . . . . . . . . . . . . . . .             61,909                        *
James R. Powell (8) . . . . . . . . . . . . . . . . . . . . . . .             39,265                        *
Randy L. Stancill (9) . . . . . . . . . . . . . . . . . . . . . .             28,381                        *
Thomas J. Madden (10) . . . . . . . . . . . . . . . . . . . . . .             25,343                        *
Peter D. Wharf (11) . . . . . . . . . . . . . . . . . . . . . . .              7,902                        *
Edgar D. Jannotta, Jr. (12) . . . . . . . . . . . . . . . . . . .             10,327                        *
Timothy M. Murray (12)  . . . . . . . . . . . . . . . . . . . . .             20,000                        *
Michael P. Krasny . . . . . . . . . . . . . . . . . . . . . . . .              5,000                        *
Peter P.J. Vikanis. . . . . . . . . . . . . . . . . . . . . . . .                --                         --
All directors and executive officers
as a group (12 persons) (13)  . . . . . . . . . . . . . . . . . .          1,602,236                     24.9%


 ____________________________
  *Represents less than 1%

(1) This table is based on 6,437,774 shares of Common Stock outstanding as of May 31, 1996.

(2) Includes outstanding options to purchase 5,675 shares of Common Stock which are fully vested and exercisable. Does not include (i) 900 shares held by Mr. Heap's spouse as custodian for minor children as to which beneficial ownership is disclaimed, (ii) options to purchase 75,022 shares of Common Stock which are not vested or exercisable and
         (iii) an aggregate of 1,149,846 shares of Common Stock held of record by the trusts set forth above (the "Heap Trusts"). Although Mr. Heap and members of his family are the primary beneficiaries of the Heap Trusts, neither Mr. Heap nor such beneficiaries have voting or investment power with respect to such shares. Of the shares owned of record by Mr. Heap, 76,500 are pledged to a financial institution to secure indebtedness owing by Mr. Heap to such institution.

(3) Shares are held of record by a Trust established by Mr. Heap for which he and members of his family are the primary beneficiaries, although neither Mr. Heap nor such beneficiaries may exercise voting or investment power with respect to such shares.

(4) Shares are held of record by a Trust established by Mr. Heap for which he and members of his family are the primary beneficiaries, although neither Mr. Heap nor such beneficiaries may exercise voting or investment power with respect to such shares. All of such shares are pledged to a financial institution to secure indebtedness owing by such Trust and Mr. Heap to such institution.

(5) Includes outstanding options to purchase 49,969 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 58,733 shares of Common Stock which are not vested or exercisable.

(6) Includes outstanding options to purchase 63,821 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 37,677 shares of Common Stock which are not vested or exercisable.

(7) Includes outstanding options to purchase 27,658 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 3,360 shares of Common Stock which are not vested or exercisable.

(8) Includes outstanding options to purchase 24,527 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 33,233 shares of Common Stock which are not vested or exercisable.

(9) Includes outstanding options to purchase 2,005 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 7,541 shares of Common Stock which are not vested or exercisable.

(10) Includes outstanding options to purchase 20,868 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 29,085 shares of Common Stock which are not vested or exercisable.

(11) Includes outstanding options to purchase 7,902 shares of Common Stock which are fully vested and exercisable. Does not including outstanding options to purchase 21,505 shares of Common Stock which are not vested or exercisable.

(12) Does not include shares of Common Stock held by WBLCF as to which beneficial ownership is disclaimed.

(13) Includes outstanding options to purchase 202,425 shares of Common Stock which are fully vested and exercisable. Does not include (i) outstanding options to purchase 266,156 shares of Common Stock which are not vested or exercisable or (ii) shares of Common Stock held by WBLCF or the Heap Trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      PRIVATE PLACEMENT

      In December 1991, the Company and WBLCF entered into a Stock Purchase Agreement (as amended, the "Stock Purchase Agreement"), pursuant to which the Company issued to WBLCF an aggregate of 1,666,830 shares of Common Stock, warrants to purchase 398,678 shares of Common

Stock (the "A Warrants") and warrants to purchase 470,671 shares of Common Stock (the "B Warrants") for an aggregate consideration of $10.0 million (the "Private Placement").

              The A Warrants and the B Warrants contained an exercise price of $0.01 per share. The A Warrants were exercised by the holders thereof in January 1995 in connection with the consummation of the Company's initial public offering, and the B Warrants were terminated, pursuant to their terms, on the effective date of the registration statement filed by the Company under the Securities Act with respect to such offering and are no longer outstanding.

              Under the terms of the Stock Purchase Agreement, the Company was prohibited from taking certain actions, including any merger, consolidation or acquisition (with certain exceptions for smaller transactions), sale of substantially all of its assets, liquidation, dissolution or certain charter amendments, without the consent of WBLCF. In addition, as part of the Private Placement, WBLCF was granted certain registration rights and the Company, WBLCF, Mr. Heap and the Heap Trusts entered into the Stockholders Agreement. See "Compensation Committee Interlocks and Insider Participation."

              In February 1996, following the consummation of a secondary offering of Common Stock by Mr. Heap and WBLCF, all of the provisions of the Stock Purchase Agreement and the Stockholders Agreement were terminated.

              CERTAIN TRANSACTIONS

              During the past several years, the Company made loans in varying amounts to David Heap, the Company's Chairman of the Board and Chief Executive Officer, and Mark Layton, the Company's President, Chief Operating and Financial Officer and a member of its Board of Directors, in order to provide such persons with the funds necessary to satisfy various personal obligations and for other purposes. In February 1995, Mr. Heap repaid his loan in full concurrent with the consummation of the Company's initial public offering. During fiscal year 1996, the largest amount owing by Mr. Layton was $395,052 and as of May 31, 1996, Mr. Layton was indebted to the Company in the amount of $395,652. The indebtedness owing by Mr. Layton accrues interest at the rate charged to the Company for working capital borrowings and is due and payable in one installment on December 31, 1996.

              David Heap, the Company's Chairman of the Board and Chief Executive Officer, owns approximately a one- third equity interest in a small computer supplies dealer, Business Software Centers, Inc. ("BSC"). In December 1991, Mr. Heap agreed to remit to the Company any dividends, distributions or other amounts which he may receive in respect of such interest. Mr. Heap has not received any dividends, distributions or other amounts in respect of his equity interest and it is unlikely that he will receive any in the future.

              During fiscal year 1996, the Company's sales to BSC aggregated approximately $1,520,000, and constituted less than 1% of the Company's total sales in such fiscal year. Such sales were made in accordance with the Company's usual terms, except that BSC received extended payment terms in return for which BSC agreed, among other things, to provide the Company with quarterly financial information. In December 1993, the Company and BSC agreed that (i) $500,000 of the past due trade receivable then owing by BSC would be evidenced by a promissory note, payable in

48 monthly installments and accruing interest at the rate of 7% per annum, (ii) the Company would provide BSC with 60 day credit terms up to a maximum amount of $350,000 (subject to BSC continuing to meet its obligations under the note),
(iii) BSC would provide the Company with quarterly financial information and
(iv) at such time as the note is paid in full, Mr. Heap will transfer to BSC, for a nominal consideration, the one-third equity interest held in BSC. As of May 31, 1996, there was approximately $152,000 outstanding under the note and there were no past due trade amounts payable by BSC to the Company. See Note 5 of the Notes to Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1. Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of March 31, 1996 and 1995

Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


2. Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedules

Schedule VIII - Valuation and Qualifying Accounts

      All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3. Exhibits

EXHIBIT
  NO.                                          DESCRIPTION OF EXHIBIT
- -------                                        ----------------------
3.1(*)           -        Amended and Restated Certificate of Incorporation of Daisytek International Corporation.
3.1.1(*)         -        Certificate of Amendment of Amended and Restated Certificate of Incorporation of Daisytek
                          International Corporation.
3.2(1)           -        Amended and Restated By-laws of Daisytek International Corporation.
10.1(2)          -        Employee Stock Option Plan of Daisytek International Corporation.
10.2(2)          -        1994 Stock Option Plan of Daisytek International Corporation.
10.3(*)          -        Non-Employee Director Stock Option and Retainer Plan.


10.4(3)          -        Credit Agreement dated May 22, 1995 between Daisytek, Incorporated, as Borrower, Daisytek
                          International Corporation and Borrower's Subsidiaries, as Guarantors, Texas Commerce Bank
                          National Association, as Agent, and Texas Commerce Bank National Association and State Street
                          Bank and Trust Company, as Lenders.
10.5(2)          -        Industrial Lease Agreement between Industrial Developments International, Inc. and Daisytek,
                          Incorporated, as amended.
10.6(2)          -        Lease Agreement dated September 30, 1991 between AmWest Savings Association and Daisytek,
                          Incorporated, as amended.
10.7(2)          -        Lease dated October 28, 1994 between Robco Enterprises, Ltd., Yen Hoy Enterprises Ltd., George
                          Yen and Daisytek (Canada) Inc.
10.8(4)          -        Lease dated June 1, 1995 between GPM Real Property (6) Ltd. and Endow (6) Inc. and Daisytek
                          (Canada) Inc.
10.9(2)          -        Lease Agreement dated December 30, 1988 between Daisytek, Incorporated and State Street Bank and Trust Company.
10.10(2)         -        Term Lease Master Agreement dated November 29, 1990 between IBM Credit Corporation and
                          Daisytek, Incorporated.
10.11(5)         -        U.S. Reseller Agreement dated March 1, 1995 between Hewlett-Packard Company and Daisytek,
                          Incorporated, with Addendum.
10.11.1(*)       -        Amendment dated March 1, 1996 to U.S. Reseller Agreement dated March 1, 1995 between Hewlett-
                          Packard Company and Daisytek, Incorporated.
10.12(2)         -        Lease dated July 4, 1994 between Fraccionadora Industrial Del Norte, S.A. De C.V. and Daisytek
                          De Mexico, S.A. De C.V.
10.13(2)         -        Agreement dated March 31, 1993 between Daisytek International Corporation and William Blair
                          Leveraged Capital Fund, Limited Partnership ("WBLCF").
10.14(2)         -        Agreement dated December 23, 1991 between David Heap and Bradford Holdings Group, Ltd.
10.15(2)         -        Stock Purchase Agreement dated as of December 13, 1991 between Daisytek, Incorporated and
                          WBLCF.
10.16(2)         -        First Amendment Agreement dated as of December 23, 1991 between Bradford Holdings Group, Ltd.
                          ("Bradford"), Daisytek, Incorporated and WBLCF.
10.17(2)         -        Registration Agreement dated December 23, 1991 between Bradford and WBLCF.
10.18(2)         -        Amendment and Waiver of Registration Agreement dated as of December 2, 1994.
10.19(2)         -        Stockholders Agreement dated December 23, 1991 between Bradford, WBLCF and certain stockholders and optionholders.
10.20(2)         -        Amendment and Waiver of Stockholders Agreement dated December 2, 1994.
10.21(2)         -        Marketing Advantage Program Enrollment Agreement dated November 11, 1994 between Federal
                          Express Corporation and Daisytek, Incorporated.
10.22(2)         -        Bonus Agreement dated December 16, 1993 between Daisytek International Corporation, David Heap and Mark Layton.
10.23(2)         -        Memorandum of Understanding dated October 22, 1993, between Business Software Centers, Inc. and
                          Daisytek, Incorporated.
10.24(6)         -        Lease Agreement dated May 22, 1995 between New World Partners Joint Number Three and Daisytek
                          Latin America, Inc.

10.25(7)         -        Forward Exchange Contract dated May 25, 1995 between Daisytek and Texas Commerce Bank.
10.26(7)         -        Letter Agreement dated November, 1995 between Daisytek International Corporation, WBLCF and
                          David Heap.
10.27(7)         -        Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International
                          Corporation and David A. Heap.
10.28(7)         -        Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International
                          Corporation and Mark C. Layton.
10.29(7)         -        Second Amendment to Industrial Lease Agreement between New York Life Insurance Company and
                          Daisytek, Incorporated.
10.30(7)         -        Agreement dated December 19, 1995 between Diesel Recon Company and Daisytek, Incorporated.
10.31(7)         -        Sixth Modification to Lease Agreement dated November 30, 1995 between Atrium Associates, L.P.
                          and Daisytek Incorporated.
10.32(*)         -        Option to Purchase Shares of Common Stock dated April 11, 1996 between Daisytek International
                          Corporation and David Heap.
11(*)            -        Statement re computation of per share earnings.
21(*)            -        Subsidiaries of the Registrant.
23(*)            -        Consents.
27(*)            -        Financial Data Schedule.

- ------------------------

(*)              Filed herewith.

(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated
                 March 10, 1995.

(2) Incorporated by reference from Registration Statement on Form S-1 No. 33-86926.

(3) Incorporated by reference from Current Report on Form 8-K dated May 22, 1995.

(4) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1995 dated June 23, 1995.

(5) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1995 dated November 13, 1995.

(6) Incorporated by reference from Current Report on Form 8-K dated August 22, 1995.

(7) Incorporated by reference from Registration Statement on Form S-1 No. 33-99796.

    (b) Reports on Form 8-K

                  1. On January 9, 1996, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated January 8, 1996 announcing third quarter results.

                  2. On February 22, 1996, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated February 22, 1996 announcing the appointment of Michael Krasny to the Board of Directors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Daisytek International Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated April 23, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule VIII of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP

Dallas, Texas,
April 23, 1996

                                                                 SCHEDULE VIII

             DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    For the Three Years Ended March 31, 1996
                             (Amounts in Thousands)

                                                                      ADDITIONS
                                                               ---------------------------
                                          BALANCE AT           CHARGED TO       CHARGED TO                     BALANCE AT
                                           BEGINNING            COST AND           OTHER                        END OF
                                           OF PERIOD            EXPENSES         ACCOUNTS     DEDUCTIONS        PERIOD
                                          ----------           ----------      ------------   ----------       ------------
Fiscal Year Ended March 31, 1994:
    Allowance for doubtful accounts       $    502                  899               --        (740)           $     661

    Allowance for related party
        receivables                       $    475                   --               --          --            $     475

    Income tax valuation allowance        $    218                 (218)              --          --                   --

Fiscal Year Ended March 31, 1995:
    Allowance for doubtful accounts       $    661                  750               --        (351)           $   1,060

    Allowance for related party
        receivables                       $    475                   --               --          --            $     475

    Income tax valuation allowance              --                  378               --          --            $     378

Fiscal Year Ended March 31, 1996:
    Allowance for doubtful accounts       $  1,060                  999               --        (776)           $   1,283

    Allowance for related party
        receivables                       $    475                   --               --          --            $     475

    Income tax valuation allowance        $    378                    8               --          --            $     386

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DAISYTEK  INTERNATIONAL  CORPORATION


                                          By: /s/  MARK C. LAYTON
                                              ---------------------------------
                                              Mark C. Layton, President
June 26, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                        Title                                  Date
       ---------                                        -----                                  ----
/s/  DAVID A. HEAP                             Chairman of the Board and                   June 26, 1996
- -----------------------------------            Chief Executive Officer
David A. Heap                                  (principal executive officer)



/s/  MARK C. LAYTON                            President and Director                      June 26, 1996
- -------------------------------------          (principal financial officer)
Mark C. Layton


/s/  THOMAS J. MADDEN                          Vice President - Finance                    June 26, 1996
- -------------------------------------          (principal accounting officer)
Thomas J. Madden


/s/  CHRISTOPHER YATES                         Director                                    June 26, 1996
- ----------------------------------
Christopher Yates


/s/  TIMOTHY M. MURRAY                         Director                                    June 26, 1996
- ----------------------------------
Timothy M. Murray


/s/  EDGAR D. JANNOTTA, JR.                    Director                                    June 26, 1996
- ----------------------------------
Edgar D. Jannotta, Jr.


/s/  MICHAEL P. KRASNY                         Director                                    June 26, 1996
- ----------------------------------
Michael P. Krasny


/s/  PETER P.J. VIKANIS                        Director                                    June 26, 1996
- ----------------------------------
Peter P.J. Vikanis

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                          DESCRIPTION OF EXHIBIT
- -------                                        ----------------------
3.1(*)           -        Amended and Restated Certificate of Incorporation of Daisytek International Corporation.
3.1.1(*)         -        Certificate of Amendment of Amended and Restated Certificate of Incorporation of Daisytek
                          International Corporation.
3.2(1)           -        Amended and Restated By-laws of Daisytek International Corporation.
10.1(2)          -        Employee Stock Option Plan of Daisytek International Corporation.
10.2(2)          -        1994 Stock Option Plan of Daisytek International Corporation.
10.3(*)          -        Non-Employee Director Stock Option and Retainer Plan.
10.4(3)          -        Credit Agreement dated May 22, 1995 between Daisytek, Incorporated, as Borrower, Daisytek
                          International Corporation and Borrower's Subsidiaries, as Guarantors, Texas Commerce Bank
                          National Association, as Agent, and Texas Commerce Bank National Association and State Street
                          Bank and Trust Company, as Lenders.
10.5(2)          -        Industrial Lease Agreement between Industrial Developments International, Inc. and Daisytek,
                          Incorporated, as amended.
10.6(2)          -        Lease Agreement dated September 30, 1991 between AmWest Savings Association and Daisytek,
                          Incorporated, as amended.
10.7(2)          -        Lease dated October 28, 1994 between Robco Enterprises, Ltd., Yen Hoy Enterprises Ltd., George
                          Yen and Daisytek (Canada) Inc.
10.8(4)          -        Lease dated June 1, 1995 between GPM Real Property (6) Ltd. and Endow (6) Inc. and Daisytek
                          (Canada) Inc.
10.9(2)          -        Lease Agreement dated December 30, 1988 between Daisytek, Incorporated and State Street Bank and Trust Company.
10.10(2)         -        Term Lease Master Agreement dated November 29, 1990 between IBM Credit Corporation and
                          Daisytek, Incorporated.
10.11(5)         -        U.S. Reseller Agreement dated March 1, 1995 between Hewlett-Packard Company and Daisytek,
                          Incorporated, with Addendum.
10.11.1(*)       -        Amendment dated March 1, 1996 to U.S. Reseller Agreement dated March 1, 1995 between Hewlett-
                          Packard Company and Daisytek, Incorporated.
10.12(2)         -        Lease dated July 4, 1994 between Fraccionadora Industrial Del Norte, S.A. De C.V. and Daisytek
                          De Mexico, S.A. De C.V.
10.13(2)         -        Agreement dated March 31, 1993 between Daisytek International Corporation and William Blair
                          Leveraged Capital Fund, Limited Partnership ("WBLCF").
10.14(2)         -        Agreement dated December 23, 1991 between David Heap and Bradford Holdings Group, Ltd.
10.15(2)         -        Stock Purchase Agreement dated as of December 13, 1991 between Daisytek, Incorporated and
                          WBLCF.
10.16(2)         -        First Amendment Agreement dated as of December 23, 1991 between Bradford Holdings Group, Ltd.
                          ("Bradford"), Daisytek, Incorporated and WBLCF.
10.17(2)         -        Registration Agreement dated December 23, 1991 between Bradford and WBLCF.
10.18(2)         -        Amendment and Waiver of Registration Agreement dated as of December 2, 1994.
10.19(2)         -        Stockholders Agreement dated December 23, 1991 between Bradford, WBLCF and certain stockholders and optionholders.


EXHIBIT
  NO.                                          DESCRIPTION OF EXHIBIT
- -------                                        ----------------------
10.20(2)         -        Amendment and Waiver of Stockholders Agreement dated December 2, 1994.
10.21(2)         -        Marketing Advantage Program Enrollment Agreement dated November 11, 1994 between Federal
                          Express Corporation and Daisytek, Incorporated.
10.22(2)         -        Bonus Agreement dated December 16, 1993 between Daisytek International Corporation, David Heap and Mark Layton.
10.23(2)         -        Memorandum of Understanding dated October 22, 1993, between Business Software Centers, Inc. and
                          Daisytek, Incorporated.
10.24(6)         -        Lease Agreement dated May 22, 1995 between New World Partners Joint Number Three and Daisytek
                          Latin America, Inc.
10.25(7)         -        Forward Exchange Contract dated May 25, 1995 between Daisytek and Texas Commerce Bank.
10.26(7)         -        Letter Agreement dated November, 1995 between Daisytek International Corporation, WBLCF and
                          David Heap.
10.27(7)         -        Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International
                          Corporation and David A. Heap.
10.28(7)         -        Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International
                          Corporation and Mark C. Layton.
10.29(7)         -        Second Amendment to Industrial Lease Agreement between New York Life Insurance Company and
                          Daisytek, Incorporated.
10.30(7)         -        Agreement dated December 19, 1995 between Diesel Recon Company and Daisytek, Incorporated.
10.31(7)         -        Sixth Modification to Lease Agreement dated November 30, 1995 between Atrium Associates, L.P.
                          and Daisytek Incorporated.
10.32(*)         -        Option to Purchase Shares of Common Stock dated April 11, 1996 between Daisytek International
                          Corporation and David Heap.
11(*)            -        Statement re computation of per share earnings.
21(*)            -        Subsidiaries of the Registrant.
23(*)            -        Consents.
27(*)            -        Financial Data Schedule.

___________________________________

(*) Filed herewith.
(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.
(2) Incorporated by reference from Registration Statement on Form S-1
    No. 33-86926.
(3) Incorporated by reference from Current Report on Form 8-K dated May 22,
    1995.
(4) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1995 dated June 23, 1995.
(5) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1995 dated November 13, 1995.
(6) Incorporated by reference from Current Report on Form 8-K dated August 22, 1995.
(7) Incorporated by reference from Registration Statement on Form S-1
    No. 33-99796.