Form 10-Q
period 1996-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1996-08-13
CIK 887403

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996

                                       OR

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


       DELAWARE                                            75-2421746
- ------------------------                           --------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                    75074
- ------------------------------------------                 ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (214) 881-4700
                                                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]               No   [   ]

At July 31, 1996 there were 6,453,651 shares of registrant's common stock outstanding.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1996

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                       PAGE NUMBER
                                                                                       -----------

     Item 1.     Financial Statements:
                     Consolidated Balance Sheets as of June 30, 1996
                          (Unaudited) and March 31, 1996  . . . . . . . . . . . . . . . .      3

                     Unaudited Interim Consolidated Statements of
                          Operations for the Three
                          Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . .      5

                     Unaudited Interim Consolidated Statements of
                          Cash Flows for the Three
                          Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . .      6

                     Notes to Interim Consolidated Financial Statements   . . . . . . . .      7

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . .     10


PART II.    OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .     13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                                                          June 30,        March 31,
                                                                                            1996            1996
                                                                                          --------        ---------
                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash                                                                                   $    483         $    204
   Trade accounts receivable, net of allowance for doubtful
     accounts of $1,409 at June 30, 1996 and $1,283 at March 31, 1996                       69,032           69,169
   Receivables from employees and related parties, net of allowance
     for doubtful accounts of $475 at June 30, 1996 and March 31, 1996                         629              571
   Inventories, net                                                                         47,254           44,358
   Prepaid expenses and other current assets                                                 1,814            2,120
   Deferred income tax asset                                                                   675              762
                                                                                          --------         --------
         Total current assets                                                              119,887          117,184
                                                                                          --------         --------
PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment                                                        16,778           15,325
   Leasehold improvements                                                                      313              306
                                                                                          --------         --------
                                                                                            17,091           15,631
   Less - Accumulated depreciation and
     amortization                                                                           (6,875)          (6,136)
                                                                                          --------         --------
         Net property and equipment                                                         10,216            9,495
                                                                                          --------         --------
EMPLOYEE RECEIVABLES                                                                           402              395

EXCESS OF COST OVER NET ASSETS ACQUIRED,
   net of accumulated amortization of $480 at June 30, 1996
   and $468 at March 31, 1996                                                                1,515            1,527
                                                                                          --------         --------
         Total assets                                                                     $132,020         $128,601
                                                                                          ========         ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               June 30,       March 31,
                                                                                 1996            1996
                                                                               --------        --------
                                                                              (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                           $    670        $    650
   Trade accounts payable                                                        39,641          44,736
   Accrued expenses                                                               4,656           4,230
   Income taxes payable                                                             879             419
   Other current liabilities                                                      8,720          10,486
                                                                               --------        --------
       Total current liabilities                                                 54,566          60,521
                                                                               --------        --------
LONG-TERM DEBT, less current portion                                             21,706          16,419
                                                                               --------        --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized
     at June 30, 1996 and March 31, 1996; none issued and outstanding                --              --
   Common stock, $.01 par value; 10,000,000 shares authorized at June 30, 1996 and March 31, 1996; 6,437,849 and
     6,342,753 shares issued and outstanding at June 30, 1996
     and March 31, 1996, respectively                                                64              63
   Additional paid-in capital                                                    31,915          30,874
   Retained earnings                                                             24,777          21,736
   Cumulative foreign currency translation adjustment                            (1,008)         (1,012)
                                                                               --------        --------
       Total shareholders' equity                                                55,748          51,661
                                                                               --------        --------
       Total liabilities and shareholders' equity                              $132,020        $128,601
                                                                               ========        ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

             DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

           UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Three Months Ended
                                                                                June 30,
                                                                    -------------------------------
                                                                       1996                 1995
                                                                    ---------             ---------
NET SALES                                                           $ 136,894             $ 104,966

COST OF SALES                                                         123,224                94,332
                                                                    ---------             ---------
     Gross Profit                                                      13,670                10,634

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                              8,306                 6,595
                                                                    ---------             ---------
     Income from operations                                             5,364                 4,039

INTEREST EXPENSE                                                          432                   349
                                                                    ---------             ---------
     Income before income taxes                                         4,932                 3,690

PROVISION FOR INCOME TAXES                                              1,891                 1,422
                                                                    ---------             ---------
NET INCOME                                                          $   3,041             $   2,268
                                                                    =========             =========
NET INCOME PER COMMON SHARE                                         $    0.44             $    0.34
                                                                    =========             =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                           6,907                 6,729
                                                                    =========             =========

             The accompanying notes are an integral part of these
                        interim consolidated statements.

             DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

           UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                               ---------------------------------
                                                                                 1996                     1995
                                                                               --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  3,041                 $  2,268
  Adjustments to reconcile net income to net cash
   used in operating activities --
   Depreciation and amortization                                                    773                      407
   Provision for doubtful accounts                                                  324                      291
   Deferred income tax provision (benefit)                                           87                     (170)
   Changes in operating assets and liabilities --
    Trade accounts receivable                                                      (193)                     (90)
    Receivables from related parties                                                  2                      (30)
    Inventories, net                                                             (2,895)                  (5,350)
    Trade accounts payable and accrued expenses                                  (4,653)                   1,345
    Income taxes payable                                                            456                      887
    Prepaid expenses and other current assets                                       304                     (472)
                                                                               --------                 --------
      Net cash used in operating activities                                      (2,754)                    (914)
                                                                               --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (1,475)                    (535)
  Advances to employees, net                                                        (66)                     (23)
                                                                               --------                 --------
      Net cash used in investing activities                                      (1,541)                    (558)
                                                                               --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit, net                                     5,460                    6,891
  Payments of other current liabilities, net                                     (1,766)                  (5,371)
  Payments on capital leases and notes payable                                     (153)                    (133)
  Net proceeds from exercise of stock options                                     1,042                       60
                                                                               --------                 --------
      Net cash provided by financing activities                                   4,583                    1,447
                                                                               --------                 --------
EFFECT OF EXCHANGE RATES ON CASH                                                     (9)                     (13)
                                                                               --------                 --------
NET INCREASE (DECREASE) IN CASH                                                     279                      (38)
CASH, beginning of period                                                           204                      448
                                                                               --------                 --------
CASH, end of period                                                            $    483                 $    410
                                                                               ========                 ========


             The accompanying notes are an integral part of these
                        interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED
                    JUNE 30, 1996 AND 1995 IS UNAUDITED.)




1.  ORGANIZATION AND NATURE OF BUSINESS:

    Daisytek International Corporation (a Delaware corporation) and subsidiaries (the "Company") is a wholesale distributor of non-paper computer and office automation supplies and accessories, whose primary products are laser toner, copier toner, inkjet cartridges, optical storage products, printer ribbons, diskettes, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company, through its wholly owned subsidiaries in the U.S., Canada, and Mexico, sells products primarily in North America, as well as in Latin America, Europe, the Far East, Africa and Australia. The Company's customers include value added resellers, computer supplies dealers, office product dealers, computer and office product superstores and other retailers who resell the products to end-users.


2.  INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

    In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 1996, and its results of operations and its cash flows for the three months ended June 30, 1996 and 1995. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

    The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company for the fiscal years ended March 31, 1996 and 1995, and the three years ended March 31, 1996, included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on June 26, 1996 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.


3.  INVENTORIES:

    Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.

4.  DEBT:

    Debt as of June 30, 1996 and March 31, 1996, is as follows (dollars in thousands):


                                                                                  June 30,            March 31,
                                                                                    1996                1996
                                                                                  --------            --------
           Revolving line of credit with commercial banks,
               interest (weighted average rate of 6.33% at June 30,
               1996) at the Company's option at the prime rate
               of a bank (8.25% at June 30, 1996) or the
               eurodollar rate plus 0.625% to 1.125% (6.138% at
               June 30, 1996), due May 22, 1998                                   $ 20,900            $ 15,440

           Notes payable and obligations under capital leases
               for warehouse equipment, computer equipment,
               office furniture and fixtures, interest at varying
               rates ranging from 8% to 17%, with lease terms
               varying from five to seven years                                      1,476               1,629
                                                                                  --------            --------
                                                                                    22,376              17,069

           Less: Current portion of long-term debt                                    (670)               (650)
                                                                                  --------            --------
                                                                                  $ 21,706            $ 16,419
                                                                                  ========            ========

    In May 1995, the Company entered into an agreement with certain banks for a three-year unsecured revolving line of credit facility (the "facility"). Under the facility, the Company may borrow initially up to $25.0 million through April 1996 and up to $30.0 million thereafter until maturity. Availability under the facility is based upon amounts of eligible accounts receivable, as defined. The facility accrues interest, at the Company's option, at the prime rate of a bank or the eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth) and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of June 30, 1996, $9.1 million was available under the facility for additional borrowings. This facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the facility and disbursements are paid from the facility. This system allows the Company to optimize its cash flow. At June 30, 1996 and March 31, 1996, the Company had checks and other items outstanding in excess of its cash balance of approximately $8.7 million and $10.5 million, respectively, which are included in other current liabilities.

5.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):


                                           Three Months Ended
                                                 June 30,
                                           ------------------
                                           1996          1995
                                           ----          ----
        Cash paid during the period for:
          Interest                         $ 369         $ 303
          Income taxes                     $ 591         $ 695


6.    STOCK OPTIONS:

    During the three month period ended June 30, 1996, the Company granted options to certain employees under its employee stock option plans (the "Plans"). These options were granted at the fair market value at the date of the grant. In addition to the options under the Plans, in May 1996 the Company granted options to a key executive to purchase 15,000 shares of common stock. These options were granted at the fair market value at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages. The following table summarizes stock option activity for the three months ended June 30, 1996.



                                                Shares          Price per Share
                                                ------          ---------------
   Outstanding, March 31, 1996                  718,994         $ 1.28 - $19.50
        Granted                                 296,114                   32.50
        Exercised                               (95,096)          1.28 -  19.50
        Canceled                                 (3,564)         19.50 -  32.50
                                                -------
   Outstanding, June 30, 1996                   916,448         $ 1.28 - $32.50
                                                =======



    As of June 30, 1996, 405,481 options outstanding were exercisable. The remaining options will become exercisable over the next three years based on vesting percentages. In addition, 220,829 options remain available to be granted in the future under the Plans.




7.    RECENTLY ISSUED ACCOUNTING STANDARD:

    The Company must adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " in fiscal year 1997. SFAS No. 121 requires companies to periodically evaluate long-lived assets and to record an impairment loss if the expected undiscounted future cash flows is less than the carrying value of those assets. Impairment losses resulting from the initial application of this statement shall be reported in the period in which the recognition criteria are first applied. The Company is currently evaluating the implementation of SFAS No. 121, the effects of which are unknown at this time.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 1996 AND 1995

   Net Sales. Net sales for the three months ended June 30, 1996 were $136.9 million as compared to $105.0 million for the three months ended June 30, 1995, an increase of $31.9 million, or 30.4%, as the result of an increase in U.S. net sales of $27.8 million, or 32.1%, and an increase in international net sales of $4.1 million, or 22.3%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products. Net sales to new customers for the three months ended June 30, 1996 were $5.6 million, while net sales to existing customers increased by $26.3 million during this period.

   Gross Profit. Gross profit for the three months ended June 30, 1996 was $13.7 million as compared to $10.6 million in the same period in 1995, an increase of $3.1 million, or 28.5%, primarily as the result of increased sales volume in fiscal year 1996. The Company's gross profit margin was 10.0% for the three months ended June 30, 1996 as compared to 10.1% for the corresponding period of the prior year. The decrease in gross profit margin percentage was primarily the result of increased sales at lower gross profit margins to large national accounts and computer and office product superstores. The Company believes that the trend in sales to large national accounts and computer and office product superstores and the corresponding decline in gross profit margin percentage will continue during fiscal year 1997.

   SG&A Expenses. SG&A expenses for the three months ended June 30, 1996 were $8.3 million, or 6.1% of net sales, as compared to $6.6 million, or 6.3% of net sales, for the three months ended June 30, 1995. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

   Income from Operations. Income from operations for the three months ended June 30, 1996 was $5.4 million as compared to $4.0 million for the same period during 1995, an increase of $1.4 million, or 32.8%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 3.9% for the three months ended June 30, 1996 as compared to 3.8% for the same period in fiscal year 1995, primarily as the result of a decline in SG&A expenses as a percentage of net sales which were somewhat offset by a decrease in gross profit margin as a percentage of net sales.

   Interest Expense. Interest expense for the three months ended June 30, 1996 was $0.4 million as compared to $0.3 million for the three months ended June 30, 1995. The increase was primarily the result of an increase in the outstanding balance in the Company's line of credit attributable to increased working capital and capital expenditure needs, which was partially offset by lower interest rates during the current period. The weighted average interest rate was 6.8% during the three months ended June 30, 1996 as compared to 8.4% for the corresponding period of 1995.

   Income Taxes. The Company's provision for income taxes was $1.9 million for the three months ended June 30, 1996 as compared to $1.4 million for the three months ended June 30, 1995. The increase was primarily due to increased pretax profits. The effective tax rate for the first three months of this fiscal year was 38.3% as compared to the effective tax rate of 38.5% for the corresponding period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary source of cash has been from financing activities. Net cash provided by financing activities was $4.6 million and $1.4 million for the three months ended June 30, 1996 and 1995, respectively. Proceeds from bank borrowings and lease financings, and from the exercise of common stock options have been used to finance the Company's operations and expansion.

    Net cash used in operating activities was $2.8 million and $0.9 million for the three months ended June 30, 1996 and 1995, respectively. The Company's net cash used in operations primarily related to increases in working capital requirements to support growth in the Company's business during these periods. These increased working capital requirements were partially funded by cash generated by the Company's operations.

    The Company's principal use of funds for investing activities was capital expenditures of $1.5 million and $0.5 million for the three months ended June 30, 1996 and 1995, respectively. These expenditures have consisted primarily of additions to upgrade the Company's management information systems, the Company's CD-ROM based catalog (SOLO), and its Memphis distribution facility. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1997 will be approximately $4 to $5 million.

    Working capital increased to $65.3 million at June 30, 1996 from $56.7 million at March 31, 1996, an increase of $8.6 million which was primarily attributable to decreases in accounts payable and other current liabilities and an increase in inventory. During the three month periods ended June 30, 1996 and 1995, the Company generally maintained an accounts receivable balance of approximately 45 days of sales and an inventory turnover rate of approximately 11 turns.

    In May 1995, the Company entered into an agreement with certain banks for a three-year unsecured revolving line of credit facility (the "facility"). Under the facility, the Company may borrow initially up to $25.0 million until April 1996, and up to $30.0 million thereafter until maturity. Availability under the facility is based upon amounts of eligible accounts receivable, as defined. As of June 30, 1996, the Company had borrowed $20.9 million, leaving $9.1 million available under the facility for additional borrowings. The facility matures in May 1998 and accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

    During the three months ended June 30, 1996, approximately $22.4 million, or 16.4%, of the Company's net sales were sold through the Company's Canadian, Mexican and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian international sales in U.S. dollars. In addition, in May 1995, the Company entered into a $4.3 million (U.S.) one-year forward exchange contract, which expired in May 1996. As of March 31, 1996, the Company had incurred a loss of approximately $59,000, net of income taxes, related to this contract. In May 1996, the Company entered into a new $6.6 million (U.S.) one-year forward exchange contract to replace the contract which expired in May 1996. As of June 30, 1996, the Company had incurred a loss of approximately $21,000, net of income taxes, related to this contract. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

    The Company was recently appointed by a major manufacturer as the master distributor for a certain product line of consumable supplies throughout the United States, Canada, Mexico, the Caribbean and Latin America. The Company expects that this arrangement will result in incremental revenue growth, and similar to the Company's other business and revenue growth, will impose additional working capital needs upon the Company. The Company believes it will be able to satisfy its working capital needs for fiscal year 1997, including such additional working capital required by this arrangement as well as planned capital expenditures, through funds available under the facility, trade credit, lease financing, internally generated funds and by increasing the amount available under the facility (although the Company has not received any commitment to do so). In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

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

SEASONALITY

    Although the Company historically has experienced its greatest growth in revenues in its fourth fiscal quarter, management has not been able to determine the specific event, if any, of seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for the Company's products due to a variety of factors, including sales increases resulting from the introduction of new computer supplies products. The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's first and second fiscal quarter results in relation to sequential quarter performance. The Company believes that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.


INFLATION

    Management believes that inflation has not had a material effect on the Company's operations.


FORWARD-LOOKING INFORMATION

    The matters discussed in this Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated January 25, 1996, which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

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

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits

 EXHIBIT
    NO.                                DESCRIPTION OF EXHIBITS
- --------                               -----------------------
 3.1.1(*)                Certificate of Amendment of Amended and Restated Certificate of
                         Incorporation

  10.1(*)                Non-Employee Director Stock Option and Retainer Plan

  10.2                   First Amendment to Credit Agreement dated April 15, 1996 between
                         Daisytek, Incorporated, as Borrower, Daisytek International
                         Corporation and Borrower's Subsidiaries, as Guarantors, and
                         Texas Commerce Bank National Association and State Street Bank
                         and Trust Company, as Lenders

   11                    Statement re:  Computation of Earnings Per Share

   27                    Financial Data Schedule

   b)    Reports on Form 8-K:

         Form 8-K filed on April 23, 1996 reporting Item 5. the Company's press release dated April 23, 1996



- ---------------------
(*) Incorporated by reference from the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 1996



                             DAISYTEK  INTERNATIONAL CORPORATION

                             By:  /s/  Mark C. Layton
                                  -------------------------------------------
                                  Mark C. Layton
                                  President, Chief Operating Officer,
                                  Chief Financial Officer

                               INDEX TO EXHIBITS


                                                                                            SEQUENTIALLY
EXHIBIT                                                                                      NUMBERED
   NO.                                DESCRIPTION OF EXHIBITS                                   PAGE
- --------                              -----------------------                                -----------
3.1.1(*)                Certificate of Amendment of Amended and Restated Certificate of
                        Incorporation                                                            -

 10.1(*)                Non-Employee Director Stock Option and Retainer Plan                      -

  10.2                  First Amendment to Credit Agreement dated April 15, 1996 between
                        Daisytek, Incorporated, as Borrower, Daisytek International
                        Corporation and Borrower's Subsidiaries, as Guarantors, and
                        Texas Commerce Bank National Association and State Street Bank           16
                        and Trust Company, as Lenders

   11                   Statement re:  Computation of Earnings Per Share                         31

   27                   Financial Data Schedule                                                  32

- -----------------------
(*) Incorporated by reference from the Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996.