Form 10-Q
period 1996-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1996-11-13
CIK 887403

                                  FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended September 30, 1996

                                     OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from         to
                                              -------    -------

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)



                 DELAWARE                                     75-2421746
-----------------------------------                   --------------------------
         (State of Incorporation)                     (I.R.S. Employer I.D. No.)

         500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                 75074
--------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (972) 881-4700
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X           No
                           ------          -------

At October 31, 1996 there were 6,465,751 shares of registrant's common stock outstanding.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               SEPTEMBER 30, 1996

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                          -----------
     Item 1.     Financial Statements:
                     Consolidated Balance Sheets as of September 30, 1996 (Unaudited) and
                          March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . .      3

                     Unaudited Interim Consolidated Statements of Operations for the
                          Three and Six Months Ended September 30, 1996 and 1995  . . . .      5

                     Unaudited Interim Consolidated Statements of Cash Flows for the Six
                          Months Ended September 30, 1996 and 1995  . . . . . . . . . . .      6

                     Notes to Unaudited Interim Consolidated Financial Statements   . . .      7

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . .     11


PART II.    OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . .     15

     Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .     16

SIGNATURES              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS



              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS



                                                                         September 30,       March 31,
                                                                              1996             1996
                                                                        ---------------   --------------
                                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                                    $     351        $     204
   Trade accounts receivable, net of allowance for doubtful
       accounts of $1,259 and $1,283 at September 30, 1996 and
       March 31, 1996, respectively                                           71,385           69,169
   Receivables from employees and related parties, net of allowance for doubtful accounts of $475 at September 30, 1996 and
       March 31, 1996                                                            551              571

   Inventories, net:
       Inventories, excluding Priority Fulfillment Services Division          39,398           44,358
       Inventories, Priority Fulfillment Services Division                     5,293             --

   Prepaid expenses and other current assets                                     864            2,120
   Deferred income tax asset                                                     515              762
                                                                           ---------        ---------
                 Total current assets                                        118,357          117,184
                                                                           ---------        ---------

PROPERTY AND EQUIPMENT, at cost:
   Furniture, fixtures and equipment                                          18,495           15,325
   Leasehold improvements                                                        340              306
                                                                           ---------        ---------
                                                                              18,835           15,631
   Less - Accumulated depreciation and amortization                           (7,755)          (6,136)
                                                                           ---------        ---------
                 Net property and equipment                                   11,080            9,495

EMPLOYEE RECEIVABLES                                                             408              395

EXCESS OF COST OVER NET ASSETS ACQUIRED,
   net of accumulated amortization of $492 and $468 at
   September 30, 1996 and March 31, 1996, respectively                         1,503            1,527
                                                                           ---------        ---------

                 Total assets                                              $ 131,348        $ 128,601
                                                                           =========        =========





   The accompanying notes are an integral part of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY





                                                                          September 30,          March 31,
                                                                               1996                1996
                                                                          -------------        --------------
                                                                           (Unaudited)
CURRENT LIABILITIES
   Current portion of long-term debt                                         $     670           $     650
   Trade accounts payable                                                       44,305              44,736
   Accrued expenses                                                              5,549               4,230
   Income taxes payable                                                            520                 419
   Other current liabilities                                                       652              10,486
                                                                             ---------           ---------
                 Total current liabilities                                      51,696              60,521
                                                                             ---------           ---------

LONG-TERM DEBT, less current portion                                            20,644              16,419
                                                                             ---------           ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 1,000,000 shares authorized at September 30, 1996 and March 31, 1996, none issued
       and outstanding                                                              --                  --
   Common stock, $0.01 par value; 20,000,000 and 10,000,000
       shares authorized at September 30, 1996 and March 31, 1996, respectively; 6,460,564 and 6,342,753 shares issued and
       outstanding at September 30, 1996 and March 31, 1996,
       respectively                                                                 65                  63
   Additional paid-in capital                                                   32,189              30,874
   Retained earnings                                                            27,732              21,736
   Cumulative foreign currency translation adjustment                             (978)             (1,012)
                                                                             ---------           ---------
                 Total shareholders' equity                                     59,008              51,661
                                                                             ---------           ---------

                 Total liabilities and shareholders' equity                  $ 131,348           $ 128,601
                                                                             =========           =========





             The accompanying notes are an integral part of these
                         consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                    Three Months Ended      Six Months Ended
                                       September 30,         September 30,
                                    -------------------    ------------------
                                      1996       1995        1996     1995
                                    --------   --------    --------  --------
NET SALES                           $138,148   $105,421    $275,042  $210,387

COST OF SALES                        124,559     94,086     247,783   188,418
                                    --------   --------    --------  --------
          Gross Profit                13,589     11,335      27,259    21,969

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              8,397      6,685      16,703    13,280
                                    --------   --------    --------  --------
        Income from operations         5,192      4,650      10,556     8,689

INTEREST EXPENSE                         413        417         845       766
                                    --------   --------    --------  --------
        Income before income taxes     4,779      4,233       9,711     7,923

PROVISION FOR INCOME TAXES             1,824      1,617       3,715     3,039
                                    --------   --------    --------  --------

NET INCOME                          $  2,955   $  2,616    $  5,996  $  4,884
                                    ========   ========    ========  ========

NET INCOME PER COMMON SHARE         $   0.43   $   0.39(a) $   0.87  $   0.73(a)
                                    ========   ========    ========  ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   6,921      6,733       6,915     6,731
                                    ========   ========    ========  ========





----------------------

(a) Includes approximately $0.05 per share related to certain one-time inventory purchase actions prior to manufacturer price increases.





         The accompanying notes are an integral part of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                   ------------------------------------
                                                                                         1996                 1995
                                                                                   ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 5,996                 $ 4,884
   Adjustments to reconcile net income to net cash used in
       operating activities --
       Depreciation and amortization                                                    1,682                     960
       Provision for doubtful accounts                                                    566                     476
       Deferred income tax provision (benefit)                                            247                    (123)
       Changes in operating assets and liabilities --
                 Trade accounts receivable                                             (2,775)                 (4,012)
                 Receivables from related parties                                          52                      27
                 Inventories, net                                                        (326)                 (6,383)
                 Trade accounts payable and accrued expenses                              869                   3,557
                 Income taxes payable                                                     107                    (575)
                 Prepaid expenses and other current assets                              1,257                    (742)
                                                                                      -------                 -------
                      Net cash provided by (used in) operating activities               7,675                  (1,931)
                                                                                      -------                 -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (3,240)                 (1,724)
   Advances to employees, net                                                             (44)                    (66)
                                                                                      -------                 -------
                      Net cash used in investing activities                            (3,284)                 (1,790)
                                                                                      -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit, net                                          4,560                   5,993
   Payments of other current liabilities, net                                          (9,834)                 (2,543)
   Payments on capital leases and notes payable                                          (315)                   (278)
   Net proceeds from exercise of stock options                                          1,317                     308
                                                                                      -------                 -------
                      Net cash provided by (used in) financing activities              (4,272)                  3,480
                                                                                      -------                 -------

EFFECT OF EXCHANGE RATE ON CASH                                                            28                     (16)
                                                                                      -------                 -------
NET INCREASE (DECREASE) IN CASH                                                           147                    (257)
CASH, beginning of period                                                                 204                     448
                                                                                      -------                 -------
CASH, end of period                                                                   $   351                 $   191
                                                                                      =======                 =======





         The accompanying notes are an integral part of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS ENDED
                  SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED.)




1.  ORGANIZATION AND NATURE OF BUSINESS:

    Daisytek International Corporation (a Delaware corporation) and subsidiaries (the "Company") is a wholesale distributor of computer and office automation supplies and accessories, whose primary products are laser toner, copier toner, inkjet cartridges, optical storage products, printer ribbons, diskettes, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company, through its wholly owned subsidiaries in the U.S., Canada, and Mexico, sells products primarily in North America, as well as in Latin America, Europe, the Far East, Africa and Australia. The Company's customers include value added resellers, computer supplies dealers, office product dealers, computer and office product superstores and other retailers who resell the products to end-users.


2.  INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

    In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 1996, its results of operations for the three and six months ended September 30, 1996 and 1995, and its results of cash flows for the six months ended September 30, 1996 and 1995. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

4.  DEBT:

    Debt as of September 30, 1996 and March 31, 1996, is as follows (dollars in thousands):

                                                                    September 30,  March 31,
                                                                         1996        1996
                                                                    -------------  ---------
    Revolving line of credit with commercial banks, interest
        (weighted average rate of 6.4% at September 30, 1996) at
        the Company's option at the prime rate of a bank (8.25% at
        September 30, 1996) or the Eurodollar rate plus 0.625% to
        1.125% (6.301% at September 30, 1996), due May 22, 1998        $ 20,000     $ 15,440

    Notes payable and obligations under capital leases for
        warehouse equipment, computer equipment, office furniture
        and fixtures, interest at varying rates ranging from 8% to
        17%, with lease terms varying from five to seven years            1,314        1,629
                                                                       --------     --------

                                                                         21,314       17,069

    Less:  Current portion of long-term debt                               (670)        (650)
                                                                       --------     --------

                                                                       $ 20,644     $ 16,419
                                                                       ========     ========


    In May 1995, the Company entered into an agreement with certain banks for a three-year unsecured revolving line of credit facility (the "facility"). Under the facility, the Company may borrow initially up to $25.0 million through April 1996 and up to $30.0 million thereafter until maturity. Availability under the facility is based upon amounts of eligible accounts receivable, as defined. Subsequent to September 30, 1996, the Company reached an agreement in principle with its lenders which will increase the borrowing availability under its facility to $50.0 million.

    The facility accrues interest, at the Company's option, at the prime rate of a bank or the eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth) and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of September 30, 1996, $10.0 million was available under the facility for additional borrowings. This facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the facility and disbursements are paid from the facility. This system allows the Company to optimize its cash flow. At September 30, 1996 and March 31, 1996, the Company had checks and other items outstanding in excess of its cash balance of approximately $0.7 million and $10.5 million, respectively, which are included in other current liabilities.

5.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):


                                                 Six Months Ended
                                                  September 30,
                                             ------------------------
                                              1996              1995
                                             ------            ------
Cash paid during the period for:
        Interest                             $  838            $  637
        Income taxes                         $2,567            $3,777


6.    STOCK OPTIONS:

    During the six month period ended September 30, 1996, the Company granted options to certain employees under its employee stock option plans (the "Plans"). These options were granted at the fair market value at the date of the grant. In addition to the options under the Plans, during the first quarter of fiscal year 1997 the Company granted options to a key executive to purchase 15,000 shares of common stock. These options were granted at the fair market value at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages. The following table summarizes stock option activity for the six months ended September 30, 1996.

                                             Shares      Price per Share
                                            --------    -----------------
Outstanding, March 31, 1996                  718,994    $ 1.28 -  $19.50
    Granted                                  299,114    $32.50 -  $39.75
    Exercised                               (117,811)   $ 1.28 -  $19.50
    Canceled                                  (5,902)   $19.50 -  $32.50
                                           ---------
Outstanding, September 30, 1996              894,395    $ 1.28 -  $39.75
                                           =========


    During the second quarter of fiscal year 1997, shareholders approved the Company's Non-Employee Director Stock Option and Retainer Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan authorizes the Company to grant non-qualified common stock options to non-employee directors at the fair market value of the Company's common stock on the date of grant. The options vest over a three year period starting on the date of grant. The maximum number of shares which may be granted under the Non-Employee Director Plan is 50,000 shares, subject to adjustments for certain changes in the shares issued and outstanding as described in the plan. As of September 30, 1996, there were 3,000 options granted under the Non-Employee Director Plan.

    As of September 30, 1996, 381,759 options outstanding were exercisable. The remaining options will become exercisable over the next three years based on vesting percentages. In addition, 270,167 options remain available to be granted in the future under the Plans.


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

8.    SUBSEQUENT EVENT:

    Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty. Ltd. (Lasercharge). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

   Net Sales. Net sales for the three months ended September 30, 1996 were $138.1 million as compared to $105.4 million for the three months ended September 30, 1995, an increase of $32.7 million, or 31.0%, as the result of an increase in U.S. net sales of $27.4 million, or 30.7%, and an increase in international net sales of $5.3 million, or 33.0%. Net sales for the six months ended September 30, 1996 were $275.0 million as compared to $210.4 million for the six months ended September 30, 1995, an increase of $64.6 million, or 30.7%, as the result of an increase in U.S. net sales of $55.2 million, or 31.4%, and an increase in international net sales of $9.4 million, or 27.3%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products. Net sales to new customers for the six months ended September 30, 1996 were approximately $13 million, while net sales to existing customers increased by approximately $52 million during this period.

   Gross Profit. Gross profit for the three months ended September 30, 1996 was $13.6 million as compared to $11.3 million in the same period in 1995, an increase of $2.3 million, or 19.9%, primarily as the result of increased sales volume in fiscal year 1997. Gross profit for the six months ended September 30, 1996 was $27.3 million as compared to $22.0 million in the same period in 1995, an increase of $5.3 million, or 24.1%, primarily as the result of increased sales volume in fiscal year 1997. The Company's gross profit margin as a percent of net sales was 9.8% for the three months ended September 30, 1996 as compared to 10.8% for the corresponding period of the prior year. The Company's gross profit margin percentage was 9.9% for the six months ended September 30, 1996 as compared to 10.4% for the corresponding period of the prior year. Gross profit margin percentage declined during both the three and six months ended September 30, 1996 primarily because the prior year's results include the benefit of incremental margins earned on the sale of certain one-time inventory purchases by the Company prior to manufacturer price increases. Increased sales at lower gross profit margins to large national accounts and computer and office product superstores also contributed to the decline in gross profit margin percentages during both the three and six months ended September 30, 1996. The Company believes that the trend in sales to large national accounts and computer and office product superstores and the corresponding decline in gross profit margin percentage will continue during fiscal year 1997.

   SG&A Expenses. SG&A expenses for the three months ended September 30, 1996 were $8.4 million, or 6.1% of net sales, as compared to $6.7 million, or 6.3% of net sales, for the three months ended September 30, 1995. SG&A expenses for the six months ended September 30, 1996 were $16.7 million, or 6.1% of net sales, as compared to $13.3 million, or 6.3% of net sales, for the six months ended September 30, 1995. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

   Income from Operations. Income from operations for the three months ended September 30, 1996 was $5.2 million as compared to $4.7 million for the same period during 1995, an increase of $0.5 million, or 11.7%. Income from operations for the six months ended September 30, 1996 was $10.6 million as compared to $8.7 million for the same period during 1995, an increase of $1.9 million, or 21.5%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 3.8% for the three months ended September 30, 1996 as compared to 4.4% for the same period in fiscal year 1995, primarily as the result of a decrease in gross profit margin as a percentage of net sales which was somewhat offset by a decline in SG&A expenses as a percentage of net sales. Income from operations as a percentage of net sales was 3.8% for the six months ended September 30, 1996 as compared to 4.1% for the same period in fiscal year 1995, primarily as the result of a decrease in gross profit margin as a percentage of net sales which was somewhat offset by a decline in SG&A expenses as a percentage of net sales. Income from operations as a percentage of net sales for the three and six months ended September 30, 1996 remained relatively unchanged as compared to last year when the benefits of the one time inventory purchase actions are excluded from last year's results.

   Interest Expense. Interest expense was $0.4 million during both the three months ended September 30, 1996 and September 30, 1995, and was $0.8 million during both the six months ended September 30, 1996 and September 30, 1995. Interest expense remained relatively unchanged during both periods as a result of an increase in the average line of credit which was partially offset by a reduction in interest rates during fiscal year 1997. The weighted average interest rate was 6.7% during the six months ended September 30, 1996 as compared to 7.9% for the corresponding period of 1995.

   Income Taxes. The Company's provision for income taxes was $1.8 million for the three months ended September 30, 1996 as compared to $1.6 million for the three months ended September 30, 1995. The Company's provision for income taxes was $3.7 million for the six months ended September 30, 1996 as compared to $3.0 million for the six months ended September 30, 1995. The increase was primarily due to increased pretax profits. The effective tax rates for the three and six months ended September 30, 1996 was 38.2% and 38.3%, respectively, as compared to the effective tax rates of 38.2% and 38.4% for the three and six months ended September 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company's primary source of cash has been from financing activities. However, during the six months ended September 30, 1996, net cash of $4.3 million was used by financing activities, compared to net cash provided by financing activities of $3.5 million for the six months ended September 30, 1995. Net cash was provided by operating activities and used to reduce other current liabilities and finance capital expenditures during the six months ended September 30, 1996. However, financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1997, primarily as a result of the Company's growth. During the six months ended September 30, 1995, proceeds from bank borrowings and lease financings, and from the exercise of common stock options were used to finance the Company's operations and expansion.

    Net cash provided by operating activities was $7.7 million during the six months ended September 30, 1996, while net cash used by operating activities was $1.9 million for the six months ended September 30, 1995. Net cash was provided by operating activities during the six months ended September 30, 1996 as a result of net income growth exceeding incremental operating working capital needed to support the Company's continued growth. The Company's net cash used in operations during the six months ended September 30, 1995, primarily related to increases in working capital requirements to support growth in the Company's business during the periods. The increased working capital requirements were partially funded by cash generated by the Company's operations.

    The Company's principal use of funds for investing activities was capital expenditures of $3.2 million and $1.7 million for the six months ended September 30, 1996 and 1995, respectively. These expenditures have consisted primarily of additions to upgrade the Company's management information systems, the Company's CD-ROM based catalog (SOLO) and other methods of electronic commerce, and its Memphis distribution facility. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1997 will be approximately $5 to $6 million.

    Working capital increased to $66.7 million at September 30, 1996 from $56.7 million at March 31, 1996, an increase of $10.0 million which was primarily attributable to decreases in accounts payable and other current liabilities. During the six month periods ended September 30, 1996 and 1995, the Company generally maintained an accounts receivable balance of approximately 46 days of sales, and an inventory turnover rate of approximately 12 and 10 turns, respectively. Inventory turnover increased during the first six months of fiscal year 1997 compared to fiscal year 1996 primarily due to the increased inventory levels carried in fiscal year 1996 resulting from the one-time inventory purchases in advance of manufacturer price increases.

    In May 1995, the Company entered into an agreement with certain banks for a three-year unsecured revolving line of credit facility (the "facility"). Under the facility, the Company may borrow initially up to $25.0 million until April 1996, and up to $30.0 million thereafter until maturity. Availability under the facility is based upon amounts of eligible accounts receivable, as defined. Subsequent to September 30, 1996, the Company reached an agreement in principle with its lenders which will increase the borrowing availability under its facility to $50.0 million.

    As of September 30, 1996, the Company had borrowed $20.0 million, leaving $10.0 million available under the facility for additional borrowings. The facility matures in May 1998 and accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

    During the six months ended September 30, 1996, approximately $43.9 million, or 16.0%, of the Company's net sales were sold through the Company's Canadian, Mexican and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian international sales in U.S. dollars. In addition, in May 1995, the Company entered into a $4.3 million (U.S.) one-year forward exchange contract, which expired in May 1996. The Company incurred a loss of approximately $30,000, net of income taxes, related to this contract upon its expiration. In May 1996, the Company entered into a new $6.6 million (U.S.) one-year forward exchange contract to replace the contract which expired in May 1996. As of September 30, 1996, the Company had incurred a loss of approximately $27,000, net of income taxes, related to this contract. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

    Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty. Ltd. (Lasercharge). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. The Company believes that the acquisition and integration of Lasercharge into the Company's future business operations will not require significant working capital nor create significant other financing needs.

    The Company was recently appointed by a major manufacturer as the master distributor for a certain product line of consumable supplies throughout the United States, Canada, Mexico, the Caribbean and Latin America. The Company expects that this arrangement will result in incremental revenue growth, and similar to the Company's other business and revenue growth, will impose additional working capital needs upon the Company. The Company believes it will be able to satisfy its working capital needs for fiscal year 1997, including such additional working capital required by this arrangement as well as planned capital expenditures, through funds available under the facility, trade credit, lease financing, internally generated funds and by increasing the amount available under the facility. In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.


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

SEASONALITY

    Although the Company historically has experienced its greatest sequential quarter revenue growth in its fourth fiscal quarter, management has not been able to determine the specific event, if any, of seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for the Company's products due to a variety of factors, including sales increases resulting from the introduction of new computer supplies products. The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's first and second fiscal quarter results in relation to sequential quarter performance. The Company believes that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.


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

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Submissions of matters through the solicitation of proxies were provided to security holders during the three months ended September 30, 1996. These matters were voted on August 2, 1996, at the annual meeting of stockholders. The annual meeting involved the reelection of directors as follows:

NAME                                                        POSITION
----                                                        --------
Mark C. Layton                                              President, Chief Operating Officer, Chief
                                                                Financial Officer and Director

Shares voted for:  5,590,069      Shares withheld:  16,125


Timothy M. Murray                                           Director

Shares voted for:  5,590,144      Shares withheld:  16,050



The amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 was voted on at the annual meeting:


For:  5,467,743   Against:  132,676   Abstain:     875   Broker No-Vote:  4,900



The Company's Non-Employee Director Stock Option and Retainer Plan was approved by a majority of votes cast as follows:


For:  4,960,129   Against:  640,080    Abstain:  1,085   Broker No-Vote:  4,900



The ratification and approval of Arthur Andersen LLP as the Company's Independent Public Accountants for the fiscal year ending March 31, 1997 was also voted on at the stockholder's meeting:


For:  5,604,994      Against:   550           Abstain:  650

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits:


EXHIBIT
  NO.                 DESCRIPTION OF EXHIBITS
-------               -----------------------

  10.1 Form of Option to Purchase Shares of Common Stock under the Daisytek Non-Employee Director Stock Option and Retainer Plan

   11        Statement re:  Computation of Earnings Per Share

   27        Financial Data Schedule

   b)    Reports on Form 8-K:

         Form 8-K filed on July 24, 1996 reporting Item 5. the Company's press release dated July 24, 1996

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 1996




                                           DAISYTEK  INTERNATIONAL CORPORATION

                                           By:  /s/  Mark C. Layton
                                              ---------------------------------
                                              Mark C. Layton
                                              President, Chief Operating
                                              Officer, Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                   DESCRIPTION                                    PAGE
-------                  -----------                                ------------
  10.1       Form  of Option  to Purchase  Shares of  Common Stock
             under the Daisytek Non-Employee Director Stock Option       19
             and Retainer Plan

   11        Statement re:  Computation of Earnings Per Share            26

   27        Financial Data Schedule                                     27
