Form 10-Q
period 1996-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1997-02-13
CIK 887403

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



           [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1996

                                       OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (exact name of registrant as specified in its charter)


            DELAWARE                                         75-2421746
-------------------------------------------         ----------------------------
     (State of Incorporation)                       (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                    75074
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:          (972) 881-4700
                                                            -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                     -----       -----

At January 31, 1997 there were 6,510,046 shares of registrant's common stock outstanding.

             DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                              DECEMBER 31, 1996

                                    INDEX


PART I.    FINANCIAL INFORMATION                                                        PAGE NUMBER
                                                                                        -----------
     Item 1.     Financial Statements:
                     Consolidated Balance Sheets as of December 31, 1996 (Unaudited) and March
                          31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                     Unaudited Interim Consolidated Statements of Operations for the Three and
                          Nine Months Ended December 31, 1996 and 1995  . . . . . . . . . . .  5

                     Unaudited Interim Consolidated Statements of Cash Flows for the Nine
                          Months Ended December 31, 1996 and 1995 . . . . . . . . . . . . . .  6

                     Notes to Unaudited Interim Consolidated Financial Statements   . . . . .  7

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . . . . 11


PART II.    OTHER INFORMATION

     Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . 15

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART I.          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS



             DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS



                                                                               December 31,           March 31,
                                                                                   1996                 1996
                                                                             ---------------       --------------
                                                                               (Unaudited)
     CURRENT ASSETS
        Cash                                                                   $         557         $        204
        Trade accounts receivable, net of allowance for doubtful
            accounts of $1,380 and $1,283 at December 31, 1996 and
            March 31, 1996, respectively                                              79,267               69,169
        Receivables from employees and related parties, net of allowance for doubtful accounts of $475 at December 31, 1996 and
            March 31, 1996                                                               684                  571

        Inventories, net:
            Inventories, excluding Priority Fulfillment Services Division             48,951               44,358
            Inventories, Priority Fulfillment Services Division                        8,501                   --

        Prepaid expenses and other current assets                                      1,144                2,120
        Deferred income tax asset                                                        524                  762
                                                                               -------------         ------------
                      Total current assets                                           139,628              117,184
                                                                               -------------         ------------

     PROPERTY AND EQUIPMENT, at cost:
        Furniture, fixtures and equipment                                             19,284               15,325
        Leasehold improvements                                                           362                  306
                                                                               -------------         ------------
                                                                                      19,646               15,631
        Less - Accumulated depreciation and amortization                              (8,671)              (6,136)
                                                                               --------------        ------------
                      Net property and equipment                                      10,975                9,495

     EMPLOYEE RECEIVABLES                                                                416                  395

     EXCESS OF COST OVER NET ASSETS ACQUIRED,
        net of accumulated amortization of $549 and $468 at
        December 31, 1996 and March 31, 1996, respectively                             5,101                1,527
                                                                               -------------         ------------

                      Total assets                                             $     156,120         $    128,601
                                                                               =============         ============





   The accompanying notes are an integral part of these consolidated balance sheets.

             DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

                     LIABILITIES AND SHAREHOLDERS' EQUITY





                                                                              December 31,          March 31,
                                                                                 1996                 1996
                                                                           ---------------       --------------
                                                                             (Unaudited)
   CURRENT LIABILITIES
      Current portion of long-term debt                                      $         666         $        650
      Trade accounts payable                                                        44,412               44,736
      Accrued expenses                                                               6,210                4,230
      Income taxes payable                                                             624                  419
      Other current liabilities                                                     14,991               10,486
                                                                             -------------         ------------
                    Total current liabilities                                       66,903               60,521
                                                                             -------------         ------------

   LONG-TERM DEBT, less current portion                                             26,098               16,419
                                                                             -------------         ------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY
      Preferred stock, $1.00 par value; 1,000,000 shares authorized at December 31, 1996 and March 31, 1996, none issued
          and outstanding                                                               --                   --
      Common stock, $0.01 par value; 20,000,000 and 10,000,000
          shares authorized at December 31, 1996 and March 31, 1996, respectively; 6,493,394 and 6,342,753 shares issued and
          outstanding at December 31, 1996 and March 31, 1996,
          respectively                                                                  65                   63
      Additional paid-in capital                                                    33,155               30,874
      Retained earnings                                                             31,096               21,736
      Cumulative foreign currency translation adjustment                            (1,197)              (1,012)
                                                                             --------------        ------------
                    Total shareholders' equity                                      63,119               51,661
                                                                             -------------         ------------

                    Total liabilities and shareholders' equity               $     156,120         $    128,601
                                                                             =============         ============





  The accompanying notes are an integral part of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           Three Months Ended                        Nine Months Ended
                                                              December 31,                              December 31,
                                                   ------------------------------          ---------------------------------
                                                       1996               1995                1996                  1995
                                                   ----------          ----------          -----------            ----------
 NET SALES                                         $  154,429          $  116,545          $   429,471            $  326,932

 COST OF SALES                                        139,225             104,312              387,008               292,730
                                                   ----------          ----------          -----------            ----------
              Gross Profit                             15,204              12,233               42,463                34,202

 SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                             9,375               7,312               26,078                20,592
                                                   ----------          ----------          -----------            ----------
              Income from operations                    5,829               4,921               16,385                13,610

 INTEREST EXPENSE                                         375                 397                1,220                 1,163
                                                   ----------          ----------          -----------            ----------
              Income before income taxes                5,454               4,524               15,165                12,447

 PROVISION FOR INCOME TAXES                             2,090               1,732                5,805                 4,771
                                                   ----------          ----------          -----------            ----------

 NET INCOME                                        $    3,364          $    2,792          $     9,360            $    7,676
                                                   ==========          ==========          ===========            ==========

 NET INCOME PER COMMON SHARE                       $     0.49          $     0.41 (a)      $      1.35            $     1.14 (a)
                                                   ==========          ==========          ===========            ==========

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                  6,917               6,778                6,916                 6,748
                                                   ==========          ==========          ===========            ==========





____________________

(a) Includes approximately $0.05 and $0.10 per share for the three and nine months ended December 31, 1995, respectively, related to certain one-time inventory purchase actions prior to manufacturer price increases.





   The accompanying notes are an integral part of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                          ------------------------------------
                                                                                1996                  1995
                                                                          ---------------       --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $       9,360         $      7,676
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities --
        Depreciation and amortization                                               2,704                1,581
        Provision for doubtful accounts                                               908                  695
        Deferred income tax provision                                                 238                   28
        Changes in operating assets and liabilities --
             Trade accounts receivable                                            (11,146)              (7,650)
             Receivables from related parties                                         (40)                  71
             Inventories, net                                                     (12,196)              (6,527)
             Trade accounts payable and accrued expenses                             (119)               8,312
             Income taxes payable                                                     198                 (183)
             Prepaid expenses and other current assets                                960               (1,115)
                                                                            -------------         ------------
                 Net cash provided by (used in) operating activities               (9,133)               2,888
                                                                            -------------         ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (3,932)              (3,476)
     Acquisition of subsidiary                                                     (2,105)                  --
     Advances to employees, net                                                       (94)                 (86)
                                                                            -------------         ------------
                 Net cash used in investing activities                             (6,131)              (3,562)
                                                                            -------------         ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit, net                                   10,130                4,195
     Increase (decrease) in other current liabilities, net                          4,505               (3,880)
     Payments on capital leases and notes payable                                    (478)                (421)
     Net proceeds from exercise of stock options                                    1,492                  413
                                                                            -------------         ------------
                 Net cash provided by financing activities                         15,649                  307
                                                                            -------------         ------------
  EFFECT OF EXCHANGE RATE ON CASH                                                     (32)                   8
                                                                            -------------         ------------
  NET INCREASE (DECREASE) IN CASH                                                     353                 (359)
  CASH, beginning of period                                                           204                  448
                                                                            -------------         ------------
  CASH, end of period                                                       $         557         $         89
                                                                            =============         ============





   The accompanying notes are an integral part of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION RELATED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31,
                         1996 AND 1995 IS UNAUDITED.)




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


2.  INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

    In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 1996, its results of operations for the three and nine months ended December 31, 1996 and 1995, and its results of cash flows for the nine months ended December 31, 1996 and 1995. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

4.  DEBT:

    Debt as of December 31, 1996 and March 31, 1996, is as follows (dollars in thousands):


                                                                    December 31,            March 31,
                                                                        1996                  1996
                                                                    ------------           ---------
 Revolving line of credit with commercial banks, interest
     (weighted average rate of 6.4% at December 31, 1996) at
     the Company's option at the prime rate of a bank (8.25% at
     December 31, 1996) or the Eurodollar rate plus 0.625% to
     1.125% (6.164% at December 31, 1996), due May 22, 1998            $   25,570        $   15,440

 Notes payable and obligations under capital leases for
     warehouse equipment, computer equipment, office furniture
     and fixtures, interest at varying rates ranging from 8% to
     17%, with lease terms varying from five to seven years                 1,194             1,629
                                                                       ----------        ----------

                                                                           26,764            17,069

 Less:  Current portion of long-term debt                                    (666)             (650)
                                                                       ----------        ----------

                                                                       $   26,098        $   16,419
                                                                       ==========        ==========


    In May 1995, the Company entered into an agreement with certain banks for a three-year unsecured revolving line of credit facility (the "facility"). In October 1996, the Company reached an agreement with its lenders to increase the borrowing availability under the facility to $50.0 million. Availability under the facility is based upon amounts of eligible accounts receivable, as defined.

    The facility accrues interest, at the Company's option, at the prime rate of a bank or the eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth) and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of December 31, 1996, $24.4 million was available under the facility for additional borrowings. This facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the facility and disbursements are paid from the facility. This system allows the Company to optimize its cash flow. At December 31, 1996 and March 31, 1996, the Company had checks and other items outstanding in excess of its cash balance of approximately $15.0 million and $10.5 million, respectively, which are included in other current liabilities.

5.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):



                                                                             Nine Months Ended
                                                                       -------------------------------
                                                                                 December 31,
                                                                       -------------------------------
                                                                           1996               1995
                                                                       -----------        ------------
   Cash paid during the period for:
       Interest                                                          $    1,274        $    1,092
       Income taxes                                                      $    4,493        $    4,961

   Acquisition of subsidiary:
       Fair value of net assets acquired                                 $    2,896        $       --
       Stock issued                                                            (791)               --
                                                                         ----------        ----------
       Net cash paid for acquisition                                     $    2,105        $       --
                                                                         ==========        ==========

6.    STOCK OPTIONS:

    During the nine month period ended December 31, 1996, the Company granted options to certain employees under its employee stock option plans (the "Plans"). These options were granted at the fair market value at the date of the grant. In addition to the options under the Plans, during fiscal year 1997 the Company granted options to certain key employees and executives to purchase 55,000 shares of common stock. These options were granted at the fair market value at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages. The following table summarizes stock option activity for the nine months ended December 31, 1996.

                                                                   Shares               Price per Share
                                                                  --------             -----------------
   Outstanding, March 31, 1996                                     718,994               $1.28 - $19.50
       Granted                                                     339,114              $32.50 - $40.00
       Exercised                                                  (130,583)              $1.28 - $19.50
       Canceled                                                    (37,124)              $7.59 - $32.50
                                                                   -------               $1.28 - $40.00
   Outstanding, December 31, 1996                                  890,401
                                                                   =======


    During the second quarter of fiscal year 1997, shareholders approved the Company's Non-Employee Director Stock Option and Retainer Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan authorizes the Company to grant non-qualified common stock options to non-employee directors at the fair market value of the Company's common stock on the date of grant. The options vest over a three year period starting on the date of grant. The maximum number of shares which may be granted under the Non-Employee Director Plan is 50,000 shares, subject to adjustments for certain changes in the shares issued and outstanding as described in the plan. As of December 31, 1996, there were 3,000 options granted under the Non-Employee Director Plan.

    As of December 31, 1996, 368,593 options outstanding were exercisable. The remaining options will become exercisable over the next three years based on vesting percentages. In addition, 301,389 options remain available to be granted in the future under the Plans.

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


8.  ACQUISITION OF SUBSIDIARY:

    Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty. Ltd. (Lasercharge). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. Cost in excess of fair value will be amortized on a straight-line basis over 20 years. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 1996 AND 1995

   Net Sales. Net sales for the three months ended December 31, 1996 were $154.4 million as compared to $116.5 million for the three months ended December 31, 1995, an increase of $37.9 million, or 32.5%, as the result of an increase in U.S. net sales of $24.6 million, or 25.1%, and an increase in international net sales of $13.3 million, or 70.7%. Net sales for the nine months ended December 31, 1996 were $429.5 million as compared to $326.9 million for the nine months ended December 31, 1995, an increase of $102.6 million, or 31.4%, as the result of an increase in U.S. net sales of $79.8 million, or 29.2%, and an increase in international net sales of $22.8 million, or 42.6%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products, and the addition of net sales from its newly acquired subsidiary.
The growth rate in net sales to computer and office product superstore customers for the three months and nine months ended December 31, 1996 was less than the growth rates experienced for these customers during the corresponding periods of the prior year. The Company expects that the future growth rate for computer and office product superstore customers to be more in line with the growth rates it experiences with its core customers. Net sales to new customers for the nine months ended December 31, 1996 were approximately $30 million, while net sales to existing customers increased by approximately $73 million during this period.

   Gross Profit. Gross profit for the three months ended December 31, 1996 was $15.2 million as compared to $12.2 million in the same period in 1995, an increase of $3.0 million, or 24.3%, primarily as the result of increased sales volume in fiscal year 1997. Gross profit for the nine months ended December 31, 1996 was $42.5 million as compared to $34.2 million in the same period in 1995, an increase of $8.3 million, or 24.2%, primarily as the result of increased sales volume in fiscal year 1997. The Company's gross profit margin as a percent of net sales was 9.8% for the three months ended December 31, 1996 as compared to 10.5% for the corresponding period of the prior year. The Company's gross profit margin percentage was 9.9% for the nine months ended December 31, 1996 as compared to 10.5% for the corresponding period of the prior year. Gross profit margin percentage declined during both the three and nine months ended December 31, 1996 primarily because the prior year's results include the benefit of incremental margins earned on the sale of certain one-time inventory purchases by the Company prior to manufacturer price increases. Gross profit as a percentage of net sales for the three and nine months ended December 31, 1996 was slightly lower as compared to last year when the benefits of the one-time inventory purchase actions are excluded from last year's results. Increased sales at lower gross profit margins to large national accounts and computer and office product superstores also contributed to the decline in gross profit margin percentages during both the three and nine months ended December 31, 1996. The Company believes that the trend in sales to large national accounts and computer and office product superstores and the corresponding decline in gross profit margin percentage will continue during fiscal years 1997 and 1998.

   SG&A Expenses. SG&A expenses for the three months ended December 31, 1996 were $9.4 million, or 6.1% of net sales, as compared to $7.3 million, or 6.3% of net sales, for the three months ended December 31, 1995. SG&A expenses for the nine months ended December 31, 1996 were $26.1 million, or 6.1% of net sales, as compared to $20.6 million, or 6.3% of net sales, for the nine months ended December 31, 1995. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

   Income from Operations. Income from operations for the three months ended December 31, 1996 was $5.8 million as compared to $4.9 million for the same period during 1995, an increase of $0.9 million, or 18.5%. Income from operations for the nine months ended December 31, 1996 was $16.4 million as compared to $13.6 million for the same period during 1995, an increase of $2.8 million, or 20.4%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 3.8% for the three months ended December 31, 1996 as compared to 4.2% for the same period in fiscal year 1995, primarily as the result of a decrease in gross profit margin as a percentage of net sales which was somewhat offset by a decline in

SG&A expenses as a percentage of net sales. Income from operations as a percentage of net sales was 3.8% for the nine months ended December 31, 1996 as compared to 4.2% for the same period in fiscal year 1995, primarily as the result of a decrease in gross profit margin as a percentage of net sales which was somewhat offset by a decline in SG&A expenses as a percentage of net sales. Income from operations as a percentage of net sales for the three and nine months ended December 31, 1996 was slightly higher as compared to last year when the benefits of the one-time inventory purchase actions are excluded from last year's results.

   Interest Expense. Interest expense was $0.4 million during both the three months ended December 31, 1996 and December 31, 1995, and was $1.2 million during both the nine months ended December 31, 1996 and December 31, 1995. Interest expense remained relatively unchanged during both periods as a result of an increase in the average line of credit which was partially offset by a reduction in interest rates during fiscal year 1997. The weighted average interest rate was 6.7% during the nine months ended December 31, 1996 as compared to 7.7% for the corresponding period of 1995.

   Income Taxes. The Company's provision for income taxes was $2.1 million for the three months ended December 31, 1996 as compared to $1.7 million for the three months ended December 31, 1995. The Company's provision for income taxes was $5.8 million for the nine months ended December 31, 1996 as compared to $4.8 million for the nine months ended December 31, 1995. The increase was primarily due to increased pretax profits. The effective tax rates for all periods presented was approximately 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary source of cash has been from financing activities. During the nine months ended December 31, 1996, net cash of $15.6 million was provided by financing activities, compared to net cash provided by financing activities of $0.3 million for the nine months ended December 31, 1995. Proceeds from bank borrowings, exercise of stock options and an increase in other current liabilities, net, were used to finance increases in working capital required to support the Company's operations and expansion, capital expenditures and the acquisition of subsidiary. These increased working capital requirements were partially funded by cash generated by the Company's operations. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1997, primarily as a result of the Company's growth. During the nine months ended December 31, 1995, proceeds from bank borrowings and lease financings were used to partially finance the Company's operations and expansion.

    Net cash of $9.1 million was used in operating activities during the nine months ended December 31, 1996, while net cash of $2.9 million was provided by operating activities for the nine months ended December 31, 1995. Net cash was used in operating activities during the nine months ended December 31, 1996 primarily as a result of increases in working capital needed to support the Company's growth. The increased working capital requirements were partially funded by cash generated by the Company's operations. Net cash was provided by operations during the nine months ended December 31, 1995 as a result of income growth in excess of incremental operating working capital needed to support the Company's continued growth.

    The Company's principal use of funds for investing activities during the nine months ended December 31, 1996 was for capital expenditures of $3.9 million and for the acquisition of subsidiary for approximately $2.1 million. The principal use of funds for investing activities were for capital expenditures of $3.5 million for the nine months ended December 31, 1995. The capital expenditures have consisted primarily of additions to upgrade the Company's management information systems, the Company's CD-ROM based catalog
(SOLO) and other methods of electronic commerce, and its Memphis distribution facility. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1997 will be approximately $5 to $6 million.

        Working capital increased to $72.7 million at December 31, 1996 from $56.7 million at March 31, 1996, an increase of $16.0 million which was primarily attributable to increases in both trade accounts receivable and inventory, and a slight decrease in accounts payable, which were only partially offset by an increase in other current liabilities. During the nine month periods ended December 31, 1996 and 1995, the Company generally maintained an accounts receivable balance of approximately 47 and 46 days of sales, respectively. This increase resulted primarily from growth in sales to larger national accounts and computer and office product superstores which typically take longer to settle their outstanding balances. Inventory turnover, excluding Priority Fulfillment Services Division, was approximately 12 and 11 turns for the nine month periods ended December 31, 1996 and 1995, respectively. Inventory turnover increased during the first nine months of fiscal year 1997 compared to fiscal year 1996 primarily due to the higher inventory levels carried in fiscal year 1996 resulting from the one-time inventory purchases in advance of manufacturer price increases.

    In May 1995, the Company entered into an agreement with certain banks for a three-year unsecured revolving line of credit facility (the "facility"). In October 1996, the Company reached an agreement with its lenders to increase the borrowing availability under its facility to $50.0 million. Availability under the facility is based upon amounts of eligible accounts receivable, as defined.

    As of December 31, 1996, the Company had borrowed $25.6 million, leaving $24.4 million available under the facility for additional borrowings. The facility matures in May 1998 and accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

        During the nine months ended December 31, 1996, approximately $76.1 million, or 17.7%, of the Company's net sales were sold through the Company's Canadian, Mexican, Australian and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, in May 1995, the Company entered into a $4.3 million (U.S.) one-year Canadian Dollar forward exchange contract, which expired in May 1996. The Company incurred a loss of approximately $30,000, net of income taxes, related to this contract upon its expiration. In May 1996, the Company entered into a new $6.6 million (U.S.) one-year Canadian Dollar forward exchange contract to replace the expired contract. As of December 31, 1996, there was no significant gain or loss related to this contract. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican, Australian and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

    Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty. Ltd. (Lasercharge). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. The Company believes that the integration of Lasercharge into the Company's business operations will not require significant working capital nor create significant other financing needs.

    In June 1996, the Company was appointed by a major manufacturer as the master distributor for a certain product line of consumable supplies throughout the United States, Canada, Mexico, the Caribbean and Latin America. The Company expects that this arrangement will result in incremental revenue growth, and similar to the Company's other business and revenue growth, will impose additional working capital needs upon the Company. The Company believes it will be able to satisfy its working capital needs for fiscal years 1997 and 1998, including such additional working capital required by this arrangement as well as planned capital expenditures, through funds available under the facility, trade credit, lease financing, internally generated funds and by increasing the amount available under the facility. In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

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

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

   c) On October 1, 1996, a wholly-owned subsidiary of the Company purchased substantially all of the assets and liabilities of Lasercharge Pty. Ltd., a leading Australian distributor of consumable supplies ("Lasercharge"). As part of this acquisition, the Company purchased certain inventory of Lasercharge valued at $1 million (Australian) in consideration of the issuance by the Company of 19,281 shares of Common Stock, $0.01 par value, to Lasercharge. Such shares were sold without registration in reliance upon the exemption set forth in Section 4(2) of the Securities Act as a private offering.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits:

  EXHIBIT
    NO.                         DESCRIPTION OF EXHIBITS
  -------                       -----------------------

   10.1 Second Amendment to Credit Agreement dated November 14,1996 between Daisytek, Incorporated, as
                         Borrower, Daisytek International
                         Corporation and Borrower's
                         Subsidiaries, as Guarantors, and
                         Texas Commerce Bank National
                         Association, NBD Bank, and State
                         Street Bank and Trust Company, as
                         Lenders

   10.2                  Option  to  Purchase Shares  of
                         Common  Stock  between Daisytek
                         International Corporation and Steve
                         Graham

   11                   Statement re:  Computation of Earnings Per Share

   27                   Financial Data Schedule

   b)    Reports on Form 8-K:

         Form 8-K filed on October 23, 1996 reporting Item 5. the Company's press release dated October 23, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 13, 1997



                                DAISYTEK  INTERNATIONAL CORPORATION

                                By:  /s/  Mark C. Layton
                                     -----------------------------------
                                     Mark C. Layton
                                     President, Chief Operating Officer,
                                     Chief Financial Officer

                               INDEX TO EXHIBITS


                                                                                             SEQUENTIALLY
  EXHIBIT                                                                                      NUMBERED
    NO.                               DESCRIPTION OF EXHIBITS                                    PAGE
  -------                             -----------------------                                ------------

   10.1                  Second  Amendment to Credit Agreement dated November 14, 1996            18
                         between Daisytek, Incorporated, as Borrower, Daisytek
                         International Corporation and Borrower's Subsidiaries, as
                         Guarantors, and Texas Commerce Bank National Association, NBD
                         Bank, and State Street Bank and Trust Company, as Lenders

   10.2                  Option to Purchase Shares of Common Stock between Daisytek               37
                         International Corporation and Steve Graham

    11                   Statement re: Computation of Earnings Per Share                          46

    27                   Financial Data Schedule                                                  47