Form 10-K
period 1997-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1997-06-27
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                     75-2421746
 (State or other jurisdiction of                  (I.R.S. Employer Number)
 incorporation or organization)

                500 North Central Expressway, Plano, Texas 75074
               (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code: 972-881-4700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 1997 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $195,351,246.

       As of June 18, 1997, there were 6,763,744 shares outstanding of the registrant's Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
                  Part II - Prospectus dated January 25, 1996

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

 Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10
 Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .          10

 PART II
 Item 5.        Market for Registrant's Common Equity and
                Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

 Item 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

 Item 7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .          13
 Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .          21

 Item 9.        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . .          21
 PART III

 Item 10.       Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .          43

 Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46
 Item 12.       Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48

 Item 13.       Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . .          51
 PART IV

 Item 14.       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          52

 SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Daisytek International Corporation (the "Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories. The Company distributes over 8,000 products to approximately 24,000 customer locations, including value-added resellers ("VARs"), computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, warehouse clubs and other retailers who resell the products to end-users. The Company believes it is the largest wholesale distributor of non-paper computer and office automation supplies and accessories in the world.

       The Company sells primarily nationally known, name-brand products manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Digital Equipment Corporation, Apple, Panasonic, Kodak, Imation, Epson, Sony, Xerox and Maxell. The Company's products include consumable supplies such as laser toner, copier toner, inkjet cartridges, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories. The Company's products are used in a broad range of computer and office automation products, such as mainframe, mini, personal, laptop and notebook computers, laser and inkjet printers, photocopiers, fax machines and data storage products. The Company sells its products throughout the United States, Canada, Mexico, Australia and Latin America, as well as in other international markets, by utilizing sophisticated telemarketing technology, including a suite of electronic commerce tools, and innovative marketing programs. The Company presently operates one centralized "superhub" distribution center in Memphis, Tennessee, to service the U.S. and certain international markets and smaller regional sales and distribution centers in Miami, Florida, Mexico, Australia and Canada to service the Latin American, Mexican, Australian and Canadian markets, respectively. Most of the Company's U.S. shipments are shipped via Federal Express under a contractual arrangement (the "Federal Express Agreement") which, together with the Company's centralized distribution center, enables the Company to offer to its customers next business day delivery.

       During fiscal year 1996, the Company formed Priority Fulfillment Services ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners. Through PFS, the Company sells its core competencies in call center, product fulfillment, logistics and support services to client companies worldwide, primarily on a fee-based relationship. PFS customizes these services to meet specific requirements of these companies. PFS's call-center services include: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS utilizes primarily the Company's centralized distribution facility in Memphis, Tennessee to provide product fulfillment and logistics services, with additional distribution facilities available in Florida, Canada, Mexico and Australia. PFS maintains relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support.

PRODUCTS

       The Company distributes over 8,000 different non-paper computer and office automation supplies and related products and regularly updates its product line to reflect advances in technology and avoid product obsolescence. The Company's major product categories can generally be classified as follows:

       Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, inkjet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, personal copiers and fax machines, are rapidly growing in popularity and have a wide range of applications. Sales of non-impact printer supplies accounted for approximately 53.5% of the Company's total net sales in fiscal year 1997. The Company also sells specialized all-in-one toner cartridges for laser printers produced by manufacturers such as Canon, Hewlett-Packard, Digital, Brother and Apple. Sales of these supplies accounted for approximately 23.6% of the Company's total net sales in fiscal year 1997.

       Impact Printer Supplies. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high speed dot matrix printers. While new technology is moving toward non-impact printing, the Company believes that a substantial installed base of impact printers, such as dot matrix printers, are still in use and require a continuing amount of consumable computer supplies. Sales of impact printer supplies accounted for approximately 8.1% of the Company's total net sales in fiscal year 1997.

       Magnetic Media Products. Magnetic media products include computer tapes, data cartridges, diskettes, optical disks and other products which store or record computer information and are used in a variety of computers ranging from notebook and personal computers to large mainframe computer systems.
Sales of magnetic media products accounted for approximately 9.7% of the Company's total net sales in fiscal year 1997.

       Accessories and Other Products. Accessories sold by the Company include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a number of other products such as transparencies, banking supplies and selected business machines. Sales of accessories and other products accounted for approximately 5.1% of the Company's total net sales in fiscal year 1997.

SUPPLIERS

       The Company's products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Digital Equipment Corporation, Panasonic, Epson, Imation, Sony, Xerox, Apple, Kodak and Maxell. During fiscal year 1997, approximately 74% of the Company's total net sales were derived from products supplied by the Company's ten largest suppliers, with the sale of Hewlett-Packard and Canon products accounting for approximately 35% and 11% of total net sales, respectively, and the sale of Lexmark, Digital Equipment Corporation, Epson, Okidata, Panasonic and Xerox products each accounting for between approximately 3% to 5% of total net sales.

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

       The Company's purchases of inventory are closely tied to sales and are generally based upon the sales volume of the most recent six to ten week periods. Many of the Company's suppliers require minimum annual purchases which, for fiscal year 1998, will aggregate approximately $47 million.

       The Company has entered into written distribution agreements with Hewlett-Packard, Canon, Lexmark, Digital Equipment Corporation, Epson, Okidata, Panasonic and Xerox and many of the other major suppliers of the products it distributes. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one year renewable terms and are terminable by either party at any time, with or without cause. The Company considers its relationships with its major suppliers, including Hewlett-Packard, Canon, Lexmark, Digital Equipment Corporation, Epson, Okidata, Panasonic and Xerox to be good; nevertheless, there can be no assurance that a material change in the Company's relationship with one or more of its major suppliers will not have a material adverse effect on the Company's business.

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

SALES AND MARKETING

       The Company's customer and prospect list includes U.S., Canadian, Australian, Mexican, Latin American and foreign computer supplies dealers, office product dealers, VARs, buying groups, computer stores, contract stationers, computer and office product superstores, warehouse clubs, catalog merchandisers, college bookstores and other resellers. The Company currently ships its products to approximately 24,000 customer locations. The Company's typical customer is a small to medium sized reseller who does not have the resources to establish direct purchasing relationships with multiple manufacturers and, instead, must rely on wholesale distributors like the Company. The Company also sells its products to computer and office product superstores, which the Company believes will become an increasingly important group of customers as the Company demonstrates its ability to serve the superstores' need for timely delivery of fast-moving products and efficient distribution of a variety of product lines to multiple store locations in a more cost-effective manner than presently provided by many product manufacturers. No single customer accounts for more than 10% of the Company's sales for each of the fiscal years ended March 31, 1997, 1996 and 1995. At March 31, 1997, five computer and office product superstores and warehouse clubs represent approximately 26% of the Company's trade accounts receivable, with the largest being approximately 12% of trade accounts receivable, and reflects the increasing significance of this market segment.

       The Company's international sales accounted for approximately 18.6% of the Company's total net sales in fiscal year 1997, and the Company believes that international markets represent further opportunities for growth. To take advantage of the growing Far East and Australia marketplace, during fiscal year 1997, the Company acquired Lasercharge Pty Ltd, a large computer and office automation supplies wholesaler in Australia. To service the growing Latin American market, the Company opened a sales office and distribution center in Mexico City, Mexico during fiscal year 1995 and opened a similar facility in Miami, Florida, during fiscal year 1996. The Company also has sales and distribution operations in Canada. There can be no assurance, however, that the Company will be successful in these or other international efforts or that the risks inherent in international operations, such as currency fluctuations or the political or economic instability of certain foreign countries, such as Mexico, will not have a material adverse effect on the Company's results of operations. See Note 8 of the Notes to Consolidated Financial Statements for certain financial information regarding the Company's domestic and international sales during the last three fiscal years.

       The Company's sales force, as of March 31, 1997, consisted of approximately 221 telemarketing sales representatives located in the Company's headquarters in Plano, Texas, 32 telemarketing sales representatives located in the Company's office in Canada, 9 telemarketing sales representatives located in the Company's office in Mexico, 14 telemarketing sales representatives located in the Company's office in Australia, and 3 telemarketing sales representatives located in the Company's office in Miami, Florida. The Company relies on sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other marketing efforts. The Company's senior sales staff also often visits certain of the Company's customers in connection with the negotiation of large orders or customized programs.

       The Company's sales and telemarketing department is divided into several groups or teams, each having its own particular sales objective. For example, the Retail Department focuses specifically on large computer retailers, office product superstores and warehouse clubs and highlights the Company's ability to more efficiently distribute a wide variety of small shipments to a larger number of store locations than presently provided by product manufacturers. Similarly, a separate group of sales representatives are responsible for a select group of national accounts, such as contract stationers, office products dealers and buying groups, while others focus on new accounts, existing business or international and export sales. By utilizing sophisticated telemarketing software and call management systems, including caller identification, sales representatives are able to verify customer account numbers and contact persons and quickly identify a customer's buying patterns, recent purchases, credit availability and other sales and marketing information. The telecommunications software also enables sales and marketing management to better identify, control and monitor sales representatives' prospecting activity with the Company's new and existing customers.

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

       In order to maintain its position as a low cost wholesale distributor, the Company regularly monitors the efficiency of its sales staff. By utilizing sophisticated telecommunications equipment, the Company is able to measure the number of calls being fielded by a sales representative, their success rate in terms of orders obtained compared to calls taken and customer service statistics, such as abandoned call rates and average response times. The Company's sales force receives a base salary as well as varying sales incentives based on gross profit margin achievements. In addition, a number of suppliers periodically offer sales bonus programs in connection with specific product sales campaigns which can further augment a sales representative's compensation.

       One of the Company's primary marketing tools is its quarterly catalog, known as the "Book of Deals." In order to promote its image as a low cost wholesaler and provider of value-added services, the Book of Deals will usually highlight a theme related to specific products, customer services or a combination of the two. The Company presently distributes a total of approximately 39,250 catalogs and contract price books to its active U.S. customers each quarter. The Company also distributes a separate Book of Deals designed specifically for each of its Canadian, Mexican and Australian subsidiaries. Other catalog-type marketing tools used by the Company include customized catalogs produced by the Company for the reseller to distribute to its end-user customers. The Company also distributes "flyers" which announce new product line additions or special promotions and are usually inserted in the Book of Deals or mailed directly to customers.

       Although the Book of Deals remains one of the Company's primary marketing tools, the Company also uses electronic commerce marketing tools as well. The Company believes it has established itself as a leader in the deployment of electronic commerce in the computer and office automation supplies and accessories industry. These tools are designed to win further market share and to reduce cost in the customer relationship by automating information flow. By accepting both externally developed commercially available technologies as well as internally developed proprietary technologies, the Company can offer a suite of electronic commerce solutions including: traditional X.12 and proprietary EDI; third party software systems such as DDMS, OPUS, Britannia, and Moore O.P. Services; and internet, intranet, and extranet systems.

       During fiscal year 1997, the Company introduced an electronic catalog and on-line ordering tool, known as "SOLO", the System for Online Ordering. SOLO provides customers with on-line ordering capabilities; fingertip access to up-to-date pricing, product and order information; search and retrieval capabilities based on part numbers, manufacturers, product description, retail price, machine compatibility and other factors; and convenient access to manufacturers' product literature and training videos. The Company provides CD-ROM, diskette and World Wide Web versions of SOLO.

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

       The implementation of these systems has allowed the Company to offer an advanced suite of electronic commerce tools to its customers so that the Company can communicate with their computer systems and automatically process, send and receive purchase orders, invoices and acknowledgments. The Company offers "customer links" to provide customers with direct access to a proprietary Company database to examine pricing, credit information, product description and availability and promotional information. This link also allows customers to place orders directly into the Company's order processing system. These systems also allow the Company to offer similar features to its customers through SOLO.

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

DISTRIBUTION

       During fiscal year 1993, the Company consolidated its five U.S. regional distribution centers into a new "superhub" distribution center located in Memphis, Tennessee. During fiscal year 1997, the Company more than doubled the size of this facility to its current size of 371,233 square feet. The facility is located approximately four miles from the Federal Express hub facility and contains automated conveyors, in-line scales for automatic accuracy checking, computerized sorting equipment, powered material handling equipment and scanning and bar-coding systems.

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

11 turns in fiscal year 1997, (iii) improved its order fill rate to a level of approximately 95%, (iv) improved personnel productivity and reduced shipping errors and their associated costs, (v) improved delivery time to most geographic areas through later order acceptance times (currently 9:00 p.m. eastern standard time) and, with the implementation of the Federal Express Agreement, next business day delivery and (vi) reduced real estate expenses.

       The Company believes that consumable supplies and other products sold by the Company are particularly suited to cost effective overnight delivery because of their unique value to weight characteristics. Accordingly, all of the Company's U.S. package orders are shipped via Federal Express, except for certain "heavyweight" packages or as otherwise requested by the customer. The Company's centralized distribution center, together with the implementation of the Federal Express Agreement, enables the Company to offer to its customers next business day delivery to most U.S. geographic areas. The Company ships virtually 100% of U.S. orders for product in stock on the same day.

       The material handling system at its Memphis distribution center includes several high technology enhancements, including an automated package routing system and a paperless order picking system. These systems have allowed the Company to substantially increase the package movement capacity within the existing facility, further improve package shipment accuracy and enhance the Company's ability to perform value-added services for its customers, including custom labeling and price stickering.

EMPLOYEES

       As of March 31, 1997, the Company had 558 full-time employees and 109 part-time employees, of which 175 were in executive and administrative positions, including accounting, purchasing, credit and management information systems, 280 were in sales and marketing and 212 were in warehousing and related functions. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be favorable, and the Company believes it will be able to continue this relationship by various employee incentive and participation programs, including employee stock options.

       The Company actively recruits college graduates through on-campus recruiting programs. Each newly-hired employee from this program is placed into the Company's training program for approximately three months which introduces them to most aspects of the Company's business. Management believes that this program is an important tool in recruiting and developing high quality individuals with management potential to support the Company's future growth.

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



ITEM 2.  PROPERTIES

       The Company's U.S. sales and executive and administrative offices are located in a 52,363 square foot central office facility located in Plano, Texas, a Dallas suburb. The Company also operates regional sales and distribution centers in Toronto, Ontario; Mexico City, Mexico; Vancouver, British Columbia; Sydney, Australia and Miami, Florida. The Company's central distribution center is located in Memphis, Tennessee. See "Item 1. Business - Distribution."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "DZTK." The following table sets forth for the period indicated the high and low sale price for the Common Stock as reported by the Nasdaq National Market:


                                          PRICE
                                          -----
                                     HIGH           LOW
                                     ----           ---
         Fiscal year 1996
            First Quarter          $25            $19-1/8
            Second Quarter         $32-7/8        $21
            Third Quarter          $33            $26-1/4
            Fourth Quarter         $35-3/4        $27-3/4

         Fiscal year 1997
            First Quarter          $47            $32-1/2
            Second Quarter         $44-1/8        $34-1/2
            Third Quarter          $43-1/2        $34-1/2
            Fourth Quarter         $42            $31

       As of June 18, 1997, there were approximately 1,800 shareholders of which 107 were record holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

       The selected historical consolidated statement of operations data presented below for each of the fiscal years ended March 31, 1997, 1996 and 1995, and the selected consolidated balance sheet data as of March 31, 1997 and 1996 have been derived from the consolidated financial statements of Daisytek International Corporation and subsidiaries, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended March 31, 1994 and 1993, and the selected balance sheet data as of March 31, 1995, 1994 and 1993 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP as indicated in their reports not included herein. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                                                  FISCAL YEAR ENDED MARCH 31,
                                                   ---------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                   ---------   ---------   ---------   ---------   ---------
                                                             (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
    Net sales                                      $ 603,814   $ 464,169   $ 352,953   $ 276,699   $ 233,458
    Cost of sales                                    543,848     416,199     316,982     247,480     208,972
    Provision for losses from disposal of
       software and hardware inventory                  --          --          --           402       1,223
                                                   ---------   ---------   ---------   ---------   ---------
               Gross profit                           59,966      47,970      35,971      28,817      23,263
    Selling, general and administrative expenses      36,630      29,024      23,260      20,338      21,822
    Other operating expenses                            --          --          --          --         3,701
                                                   ---------   ---------   ---------   ---------   ---------
               Income (loss) from operations          23,366      18,946      12,711       8,479      (2,260)(1)
    Interest expense                                   1,677       1,482       2,050       1,726       1,723
                                                   ---------   ---------   ---------   ---------   ---------
               Income (loss) before income taxes      21,659      17,464      10,661       6,753      (3,983)
    Provision (benefit) for income taxes               8,292       6,697       4,165       2,496      (1,062)
                                                   ---------   ---------   ---------   ---------   ---------
               Net income (loss)                   $  13,367   $  10,767   $   6,496   $   4,257   $  (2,921)
                                                   =========   =========   =========   =========   =========

PER SHARE DATA (2):
    Net income (loss) per common share             $    1.93   $    1.59   $    1.17   $    0.81   $   (0.68)
    Weighted average common shares
        outstanding                                    6,913       6,757       5,542       5,288       4,310
    Supplemental net income per common
        share (3)                                  $    --     $    --     $    1.09   $    0.75   $    --
    Supplemental weighted average common
        shares outstanding (3)                          --          --         6,683       6,668        --

                                                                       AS OF MARCH 31,
                                                 ---------------------------------------------------------
                                                   1997        1996        1995        1994        1993
                                                 ---------   ---------   ---------   ---------   ---------
                                                                      (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
    Working capital                              $  80,248   $  56,663   $  43,427   $  28,167   $  22,290
    Total assets                                   175,288     128,601      94,421      67,385      57,213
    Long-term debt, net of current maturities       30,454      16,419      11,334      19,640      16,815
    Shareholders' equity                            67,193      51,661      40,817      15,937      11,844

--------------------------

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

                                               FISCAL YEAR ENDED MARCH 31,
                                               -=------------------------
                                                1997      1996      1995
                                               ------    ------    ------
Net sales                                       100.0%    100.0%    100.0%

Cost of sales                                    90.1      89.7      89.8
                                               ------    ------    ------

               Gross profit                       9.9      10.3      10.2

Selling, general and administrative expenses      6.0       6.2       6.6
                                               ------    ------    ------

               Income from operations             3.9       4.1       3.6

Interest expense                                  0.3       0.3       0.6
                                               ------    ------    ------

               Income before income taxes         3.6       3.8       3.0

Provision for income taxes                        1.4       1.5       1.2
                                               ------    ------    ------

               Net income                         2.2%      2.3%      1.8%
                                               ======    ======    ======

       The following table sets forth certain unaudited quarterly financial data and certain data expressed as a percentage of net sales for fiscal years 1997 and 1996. The unaudited quarterly information includes all adjustments, consisting of only normal recurring adjustments, which management considers necessary for a fair presentation of the information shown. The financial data and ratios for any quarter are not necessarily indicative of results of any future period.


                                          Fiscal Year 1997                                   Fiscal Year 1996
                            ------------------------------------------------    ------------------------------------------------
                             4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.     4th Qtr.     3rd Qtr.    2nd Qtr.     1st Qtr.
                            ------------------------------------------------    ------------------------------------------------
                                                                  (dollars in thousands)
Net sales                   $ 174,343    $ 154,429    $ 138,148    $ 136,894    $ 137,237    $ 116,545    $ 105,421    $ 104,966

Gross profit                $  17,503    $  15,204    $  13,589    $  13,670    $  13,768    $  12,233    $  11,335    $  10,634

     Gross profit margin         10.0%         9.8%         9.8%        10.0%        10.0%        10.5%        10.8%        10.1%


SG&A expenses               $  10,552    $   9,375    $   8,397    $   8,306    $   8,432    $   7,312    $   6,685    $   6,595

     Percent of net sales         6.1%         6.1%         6.1%         6.1%         6.1%         6.3%         6.3%         6.3%


Income from operations      $   6,951    $   5,829    $   5,192    $   5,364    $   5,336    $   4,921    $   4,650    $   4,039

     Operating margin             4.0%         3.8%         3.8%         3.9%         3.9%         4.2%         4.4%         3.8%

Net income                  $   4,007    $   3,364    $   2,955    $   3,041    $   3,091    $   2,792    $   2,616    $   2,268

     Net margin                   2.3%         2.2%         2.1%         2.2%         2.3%         2.4%         2.5%         2.2%

Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31, 1996

       Net Sales. Net sales for the year ended March 31, 1997 were $603.8 million as compared to $464.2 million for the year ended March 31, 1996, an increase of $139.6 million, or 30.1%, as the result of an increase in U.S. net sales of $103.0 million, or 26.5%, and an increase in international net sales of $36.6 million, or 48.2%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products, and the addition of net sales from its Australian subsidiary which was acquired by the Company during the third quarter of fiscal year 1997. The growth rate in net sales to computer and office product superstore customers for the year ended March 31, 1997 was less than the growth rate experienced for such customers during the prior year. Net sales to new customers for the year ended March 31, 1997 were approximately $49 million, including the net sales from its new Australian subsidiary, while net sales to existing customers increased by approximately $91 million during the year.

       Gross Profit. Gross profit for the year ended March 31, 1997 was $60.0 million as compared to $48.0 million in fiscal year 1996, an increase of $12.0 million, or 25.0%, primarily as the result of increased sales volume in fiscal year 1997. The Company's gross profit margin as a percent of net sales was 9.9% for the year ended March 31, 1997 as compared to 10.3% for the prior year. Gross profit margin percentage declined during the year ended March 31, 1997 primarily because the prior year's results include the benefit of incremental margins earned on the sale of certain one-time inventory purchases by the Company prior to manufacturer price increases. If the benefits of the one-time inventory purchase actions are excluded from last year's results, gross profit as a percentage of net sales for fiscal year 1997 is slightly lower as compared to last year. Increased sales at lower gross profit margins to large national accounts and computer and office product superstores also contributed to the decline in gross profit margin percentages during the year ended March 31, 1997. The Company believes that the trend in sales to large national accounts and computer and office product superstores and the corresponding decline in gross profit margin percentage will continue during fiscal year 1998.

       SG&A Expenses. SG&A expenses for the year ended March 31, 1997 were $36.6 million, or 6.0% of net sales, as compared to $29.0 million, or 6.2% of net sales, for the year ended March 31, 1996. The increase in SG&A expenses was primarily a result of the increase in variable costs associated with the Company's increased sales volume. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company. During fiscal 1997, the Company incurred incremental SG&A expenses associated with its subsidiary, Priority Fulfillment Services ("PFS"), and also associated with an expansion of its leased facilities in Memphis and Plano. The Company expects to incur additional incremental SG&A expenses associated with PFS as the Company plans for future growth in this subsidiary.

       Income from Operations. Income from operations for the year ended March 31, 1997 was $23.3 million as compared to $18.9 million for fiscal year 1996, an increase of $4.4 million, or 23.2%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 3.9% for the year ended March 31, 1997 as compared to 4.1% for last year, primarily as the result of a decrease in gross profit margin as a percentage of net sales which was somewhat offset by a decline in SG&A expenses as a percentage of net sales. Income from operations as a percentage of net sales for the year ended March 31, 1997 declined primarily because the prior year's results include the effects of the one-time inventory purchase actions. When the benefits of the one-time inventory purchase actions are excluded from last year's results, income from operations as a percentage of net sales for fiscal year 1997 was slightly higher than fiscal year 1996.

       Interest Expense. Interest expense was $1.7 million during the year ended March 31, 1997 and was $1.5 million during the year ended March 31, 1996. Interest expense increased as a result of an increase in the average line of credit to support a larger revenue base, which was partially offset by a reduction in interest rates during fiscal year 1997. The weighted average interest rate was 6.7% during the year ended March 31, 1997 as compared to 7.5% for the previous year.

       Income Taxes. The Company's provision for income taxes was $8.3 million for the year ended March 31, 1997 as compared to $6.7 million for the year ended March 31, 1996. The increase was primarily due to increased pretax profits. The effective tax rate for both years was approximately 38.3%. For an analysis of the Company's provision for income taxes, see Note 6 of the Notes to Consolidated Financial Statements.

Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995

       Net Sales. Net sales for fiscal year 1996 were $464.2 million as compared to $353.0 million for fiscal year 1995, an increase of $111.2 million, or 31.5%, as the result of an increase in U.S. net sales of $94.8 million, or 32.3%, and an increase in international net sales of $16.4 million, or 27.6%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products. Net sales to new customers for fiscal year 1996 were approximately $35 million, while net sales to existing customers increased by approximately $77 million during this period.

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

       Income from Operations. Income from operations for fiscal year 1996 was $18.9 million as compared to $12.7 million for fiscal year 1995, an increase of $6.2 million, or 49.1%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 4.1% for fiscal year 1996 as compared to 3.6% for fiscal year 1995, primarily as the result of an increase in gross profit margin, related to the one-time inventory purchase actions, and a decline in SG&A expenses as a percentage of net sales. When the benefits of the one-time inventory purchase actions are excluded from fiscal year 1996 results, the Company's income from operations as a percentage of net sales increased slightly from the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. Net cash provided by financing activities was $11.9 million, $6.2 million and $9.1 million for fiscal years 1997, 1996 and 1995, respectively. Proceeds from bank borrowings, the issuance of common stock, and lease financings have been used to finance the Company's operations and expansion.
In January 1995, the Company sold 1,380,000 shares of common stock in the IPO and received net proceeds of approximately $18.6 million. The Company used such net proceeds, along with an aggregate of $2.3 million received by the Company concurrent with the IPO from an officer of the Company and a selling stockholder in repayment of indebtedness owing by such officer and selling stockholder to the Company, to reduce its outstanding indebtedness under the line of credit.

     Net cash used in operating activities was $3.3 million, $1.3 million and $6.4 million for fiscal years 1997, 1996 and 1995, respectively. The Company's net cash used in operations primarily related to increases in working capital requirements to support growth in the Company's business during these periods. These increased working capital requirements were partially funded by cash generated by the Company's operations.

     The Company's principal use of funds for investing activities was capital expenditures of $5.9 million, $5.0 million and $3.7 million for fiscal years 1997, 1996 and 1995, respectively. These expenditures have consisted primarily of additions to upgrade the Company's management information systems and its Memphis distribution facility. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1998 will be approximately $5 million to $6 million.

     Working capital increased to $80.2 million at March 31, 1997 from $56.7 million at March 31, 1996, an increase of $23.5 million which was primarily attributable to increases in inventory and accounts receivable which were partially offset by increases in accounts payable. During fiscal years 1997 and 1996, the Company generally maintained an accounts receivable balance of approximately 46 and 45 days of sales, respectively. This increase is primarily related to an increased concentration of receivables from large retail computer and office product superstores, who generally take longer to pay. During fiscal years 1997 and 1996, the Company maintained an inventory turnover rate of approximately 11 turns, excluding inventory owned by the Company related to PFS, its subsidiary which provides product fulfillment and distribution services to third parties. The levels of such inventory is generally managed by the third party and thus is not indicative of the inventory turnover maintained by the Company's core wholesale business.

     As of March 31, 1995, the Company had a secured line of credit with an institutional lender which, subject to the satisfaction of certain conditions, allowed the Company to borrow up to $35.0 million. The line of credit was to mature in April 1996. In fiscal year 1995, the Company applied the net proceeds of the IPO, together with certain other amounts received concurrently therewith, to reduce outstanding debt under the line of credit. As a result of this reduction in the indebtedness and the Company's reduced borrowing needs, in May 1995, the Company entered into a new agreement with certain banks for a new three-year unsecured revolving line of credit facility (the "new facility"). Under the new facility, the Company could borrow initially up to $25.0 million until April 1996, and up to $30.0 million thereafter until maturity. This facility was amended during fiscal year 1997 to increase the borrowing limit to $50.0 million. Availability under the new facility is based upon amounts of eligible accounts receivable, as defined. As of March 31, 1997, the Company had borrowed $30.1 million under the new facility. Also, as of March 31, 1997, $19.9 million was available for additional borrowings. The new facility matures in May 1998 and accrues interest, at the Company's option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the new facility.
The new facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During fiscal year 1997, approximately $112.5 million, or 18.6%, of the Company's net sales were sold through the Company's Canadian, Mexican, Australian and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, on an annual basis, the Company has entered into various one-year forward Canadian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian subsidiary. There have been no material gains or losses incurred by the Company relating to these contracts. In May 1997, the Company entered into a new $9.6 million (U.S.) one-year forward Canadian currency exchange contract to replace the previous contract which matured during that same month. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican, Australian and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms. See Note 1 of the Notes to Consolidated Financial Statements.

       Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty Ltd ("Lasercharge"). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. The Company believes that the integration of Lasercharge into the Company's business operations will not require significant working capital nor create other significant financing needs.

       The Company believes it will be able to satisfy its working capital needs for fiscal year 1998, including such additional working capital as may be required by existing or additional PFS logistics contracts, as well as business growth and planned capital expenditures, through funds available under the new facility, trade credit, lease financing, internally generated funds and by increasing the amount available under the new facility (although the Company has presently neither requested nor received any commitment to do so). In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

       The Company may attempt to acquire other businesses to expand its product line and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS subsidiary. The Company currently has no agreements to acquire any such businesses. Should the Company be successful in identifying an acquisition candidate, however, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurances with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

INVENTORY MANAGEMENT

       The Company manages its computer consumables supplies inventories held for sale in its wholesale distribution business by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as the Company adds new product lines and makes large purchases from suppliers to take advantage of attractive terms. To reduce the risk of loss to the Company due to supplier price reductions and slow moving inventory, the Company's purchasing agreements with many of its suppliers, including most of its major suppliers, contain price protection and stock return privileges under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory or the Company can return slow moving inventory in exchange for other products.

       During fiscal year 1997, the Company, through its PFS subsidiary, began providing product fulfillment and distribution services for third parties. Certain of these distribution agreements provide that the Company own the related inventory, some of which also allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by the Company under these contracts is higher than the Company would normally carry in its core wholesale business.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal year 1997. SFAS No. 121 requires companies to periodically evaluate long-lived assets and to record an impairment loss if the expected undiscounted future cash flows is less than the carrying value of those assets. Impairment losses resulting from the initial application of this statement shall be reported in the period in which the recognition criteria are first applied. The effect of the application of SFAS No. 121 was not material.

       The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal year 1997. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans, and has opted to comply with the disclosure requirements of SFAS No. 123.

       In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The adoption of this statement will have no significant impact on previously reported EPS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants  . . . . . . . . . . . . . . .    22


Consolidated Balance Sheets as of March 31, 1997 and 1996   . . . . . .    23

Consolidated Statements of Operations for the Fiscal Years
       Ended March 31, 1997, 1996 and 1995  . . . . . . . . . . . . . .    25

Consolidated Statements of Shareholders' Equity for the Fiscal
       Years Ended March 31, 1997, 1996 and 1995  . . . . . . . . . . .    26

Consolidated Statements of Cash Flows for the Fiscal Years Ended
       March 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . .    27

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .    28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Daisytek International Corporation:

       We have audited the accompanying consolidated balance sheets of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daisytek International Corporation and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Dallas, Texas,
April 25, 1997

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                          March 31,
                                                                                   ------------------------
                                                                                      1997          1996
                                                                                   ----------    ----------
CURRENT ASSETS:
       Cash                                                                        $      552    $      204
       Trade accounts receivable, net of allowance for doubtful
              accounts of $1,885 and $1,283 at March 31, 1997 and
              1996, respectively                                                       90,446        69,169
       Receivables from employees and related parties, net of
              allowance for doubtful accounts of $475 at March 31, 1997
              and 1996                                                                    332           571

       Inventories, net:
              Inventories, excluding Priority Fulfillment Services Division            54,426        44,358
              Inventories, Priority Fulfillment Services Division                      10,354          --

       Prepaid expenses and other current assets                                        1,214         2,120
       Deferred income tax asset                                                          565           762
                                                                                   ----------    ----------
                     Total current assets                                             157,889       117,184
                                                                                   ----------    ----------

PROPERTY AND EQUIPMENT, at cost:
       Furniture, fixtures and equipment                                               20,949        15,325
       Leasehold improvements                                                             673           306
                                                                                   ----------    ----------
                                                                                       21,622        15,631
       Less - Accumulated depreciation and amortization                                (9,648)       (6,136)
                                                                                   ----------    ----------
                     Net property and equipment                                        11,974         9,495

EMPLOYEE RECEIVABLES                                                                      423           395

EXCESS OF COST OVER NET ASSETS ACQUIRED,
       net of accumulated amortization of $608 and $468 at
       March 31, 1997 and 1996, respectively                                            5,002         1,527
                                                                                   ----------    ----------

                     Total assets                                                  $  175,288    $  128,601
                                                                                   ==========    ==========


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               March 31,
                                                                        ------------------------
                                                                           1997          1996
                                                                        ----------    ----------
CURRENT LIABILITIES:
       Current portion of long-term debt                                $      662    $      650
       Trade accounts payable                                               62,552        44,736
       Accrued expenses                                                      6,260         4,230
       Income taxes payable                                                  1,398           419
       Other current liabilities                                             6,769        10,486
                                                                        ----------    ----------
                     Total current liabilities                              77,641        60,521
                                                                        ----------    ----------

LONG-TERM DEBT, less current portion                                        30,454        16,419
                                                                        ----------    ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
       Preferred stock, $1.00 par value; 1,000,000 shares authorized
              at March 31, 1997 and 1996, none issued and outstanding         --            --
       Common stock, $0.01 par value; 20,000,000 and 10,000,000
              shares authorized at March 31, 1997 and 1996,
              respectively; 6,520,709 and 6,342,753 shares issued and
              outstanding at March 31, 1997 and 1996, respectively              65            63
       Additional paid-in capital                                           33,331        30,874
       Retained earnings                                                    35,103        21,736
       Cumulative foreign currency translation adjustment                   (1,306)       (1,012)
                                                                        ----------    ----------
                     Total shareholders' equity                             67,193        51,661
                                                                        ----------    ----------

                     Total liabilities and shareholders' equity         $  175,288    $  128,601
                                                                        ==========    ==========





              The accompanying notes are an integral part of these
                          consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                            FISCAL YEAR ENDED MARCH 31,
                                         ---------------------------------
                                            1997        1996        1995
                                         ---------   ---------   ---------
NET SALES                                $ 603,814   $ 464,169   $ 352,953

COST OF SALES                              543,848     416,199     316,982
                                         ---------   ---------   ---------
            Gross profit                    59,966      47,970      35,971

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                               36,630      29,024      23,260
                                         ---------   ---------   ---------
            Income from operations          23,336      18,946      12,711

INTEREST EXPENSE                             1,677       1,482       2,050
                                         ---------   ---------   ---------
            Income before income taxes      21,659      17,464      10,661

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                 8,095       6,460       4,470
     Deferred                                  197         237        (305)
                                         ---------   ---------   ---------

                                             8,292       6,697       4,165
                                         ---------   ---------   ---------

NET INCOME                               $  13,367   $  10,767   $   6,496
                                         =========   =========   =========

NET INCOME PER COMMON SHARE              $    1.93   $    1.59   $    1.17
                                         =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                             6,913       6,757       5,542
                                         =========   =========   =========


  The accompanying notes are an integral part of these consolidated statements.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (DOLLARS IN THOUSANDS)


                                                                              Common Stock
                                                 Common Stock                  Warrants
                                             ------------------------   -----------------------
                                              Shares         Amount      Warrants      Amount
                                             ----------    ----------   ----------   ----------
BALANCE,
March 31, 1994                                4,466,004    $       45      869,349   $    1,600

        Net income                                 --            --           --           --
        Exercise and termination of
               common stock warrants            398,678             4     (869,349)      (1,600)
        Issuance and net proceeds
               from sale of common
               stock                          1,380,000            13         --           --
        Foreign currency translation
               adjustment                          --            --           --           --
                                             ----------    ----------   ----------   ----------

BALANCE,
March 31, 1995                                6,244,682            62         --           --

        Net income                                 --            --           --           --
        Net proceeds from exercise
               of common stock options           98,071             1         --           --
        Costs associated with
               secondary offering
               of stock                            --            --           --           --
        Foreign currency translation
               adjustment                          --            --           --           --
                                             ----------    ----------   ----------   ----------

BALANCE,
March 31, 1996                                6,342,753            63         --           --

        Net income                                 --            --           --           --
        Net proceeds from exercise
               of common stock options          157,898             2         --           --
        Issuance of common stock
               for acquisition of
               subsidiary                        19,281          --           --           --
        Issuance of common stock                    777          --           --           --
        Foreign currency translation
               adjustment                          --            --           --           --
                                             ----------    ----------   ----------   ----------

BALANCE,
March 31, 1997                                6,520,709    $       65         --     $     --
                                              =========    ==========   ==========   ==========

                                             Additional                 Cumulative
                                              Paid-In       Retained   Translation
                                              Capital       Earnings    Adjustment      Total
                                             ----------    ----------   ----------   ----------
BALANCE,
March 31, 1994                               $   10,652    $    4,473   $     (833)   $   15,937

        Net income                                 --           6,496         --           6,496
        Exercise and termination of
               common stock warrants              1,600          --           --               4
        Issuance and net proceeds
               from sale of common
               stock                             18,544          --           --         18,557
        Foreign currency translation
               adjustment                          --            --           (177)         (177)
                                             ----------    ----------   ----------    ----------

BALANCE,
March 31, 1995                                   30,796        10,969       (1,010)       40,817

        Net income                                 --          10,767         --          10,767
        Net proceeds from exercise
               of common stock options              562          --           --             563
        Costs associated with
               secondary offering
               of stock                            (484)         --           --            (484)
        Foreign currency translation
               adjustment                          --            --             (2)           (2)
                                             ----------    ----------   ----------    ----------

BALANCE,
March 31, 1996                                   30,874        21,736       (1,012)       51,661

        Net income                                 --          13,367         --          13,367
        Net proceeds from exercise
               of common stock options            1,636          --           --           1,638
        Issuance of common stock
               for acquisition of
               subsidiary                           791          --           --             791
        Issuance of common stock                     30          --           --              30
        Foreign currency translation
               adjustment                          --            --           (294)         (294)
                                             ----------    ----------   ----------    ----------

BALANCE,
March 31, 1997                               $   33,331    $   35,103   $   (1,306)   $   67,193
                                             ==========    ==========   ==========    ==========



              The accompanying notes are an integral part of these
                            consolidated statements.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                                Year Ended March 31,
                                                                          --------------------------------
                                                                            1997        1996        1995
                                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                        $ 13,367    $ 10,767    $  6,496
        Adjustments to reconcile net income to net cash used in
            operating activities --
                Depreciation and amortization                                3,786       2,296       1,393
                Provision for doubtful accounts                              1,594         999         750
                Deferred income tax provision (benefit)                        197         237        (305)
                Changes in operating assets and liabilities -
                     Trade accounts receivable                             (23,041)    (18,929)    (16,364)
                     Receivables from related parties                          240          41          (4)
                     Inventories, net                                      (19,580)    (12,017)     (9,863)
                     Trade accounts payable and accrued expenses            18,276      17,561      10,884
                     Income taxes payable                                      969        (478)        575
                     Prepaid expenses and other current assets                 873      (1,776)         32
                                                                          --------    --------    --------
                           Net cash used in operating activities            (3,319)     (1,299)     (6,406)
                                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                 (5,931)     (4,959)     (3,740)
        Acquisition of subsidiary                                           (2,105)       --          --
        Collections (advances) of employee receivables, net                    (30)        (80)      1,575
                                                                          --------    --------    --------
                           Net cash used in investing activities            (8,066)     (5,039)     (2,165)
                                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from (payments of) revolving line of credit, net           14,660       5,735      (7,918)
        Increase (decrease) in other current liabilities                    (3,717)        934      (1,045)
        Payments on notes payable and capital leases                          (656)       (571)       (541)
        Net proceeds from sale of stock and exercise
            of stock options and warrants                                    1,638          79      18,561
                                                                          --------    --------    --------
                           Net cash provided by financing activities        11,925       6,177       9,057
                                                                          --------    --------    --------

EFFECT OF EXCHANGE RATES ON CASH                                              (192)        (83)        (82)
                                                                          --------    --------    --------
NET INCREASE (DECREASE) IN CASH                                                348        (244)        404
CASH, beginning of period                                                      204         448          44
                                                                          --------    --------    --------
CASH, end of period                                                       $    552    $    204    $    448
                                                                          ========    ========    ========



              The accompanying notes are an integral part of these
                            consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Nature of Business

         Daisytek International Corporation (a Delaware corporation) and subsidiaries (the "Company") is a wholesale distributor of non-paper computer and office automation supplies and accessories, whose primary products are laser toner, copier toner, inkjet cartridges, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia and Mexico, sells products primarily in North America, as well as in Latin America, Europe, the Far East, Africa and Australia. The Company's customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, warehouse clubs and other retailers who resell the products to end-users. No single customer accounted for more than 10% of the Company's annual net sales for the fiscal years ended March 31, 1997, 1996 and 1995. At March 31, 1997, five computer and office product superstores and warehouse clubs represent approximately 26% of trade accounts receivable, with the largest being approximately 12% of trade accounts receivable, and reflects the increasing significance of this market segment. The Company recognizes revenue upon shipment of product to customers and provides for estimated returns and allowances. The Company permits its customers to return defective products (many of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. The Company offers terms to its customers that it believes are standard for its industry.

         During fiscal year 1996, the Company formed Priority Fulfillment Services, Inc. ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners. Through PFS, the Company sells its core competencies in call-center, product fulfillment, logistics and support services to client companies worldwide, primarily on a fee-based relationship. PFS customizes these services to meet specific requirements of these companies. PFS's call-center services include: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS utilizes primarily the Company's centralized distribution facility in Memphis, Tennessee to provide product fulfillment and logistics services, with additional distribution facilities available in Florida, Canada, Mexico and Australia. PFS maintains relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support.

     Basis of Presentation

         The consolidated financial statements include the accounts of Daisytek International Corporation and its subsidiaries. All significant intercompany transactions are eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     Reclassifications

         Certain prior year data has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

     Inventories

         Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.

         Inventories held and owned by the Company's PFS subsidiary, relate to product fulfillment and logistics services provided for third parties, and are presented separately in the consolidated balance sheet as these distribution agreements generally allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by the Company under these contracts is higher than the Company would normally carry in its core wholesale business.

     Property and Equipment

         Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from one to seven years.

     Excess of Cost Over Net Assets Acquired

         Excess of cost over net assets acquired is amortized on a straight-line basis over 20 to 40 years. The related amortization expense for fiscal year 1997 was $140,000 and for each of the fiscal years 1996 and 1995 was approximately $50,000.

     Foreign Currency Translation and Transactions

         For the Company's Canadian and Australian subsidiaries, the local currency is the functional currency. Assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. In addition, the Company periodically enters into foreign exchange contracts in order to hedge the Company's net investment in, and its intercompany payable balance (of a long-term investment nature) applicable to its Canadian subsidiary. In May 1996, the Company entered into a one-year, $6.6 million (U.S.) forward exchange contract. As of March 31, 1997, the Company had incurred a gain of approximately $44,000, net of applicable income taxes, on this contract. For the fiscal

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



years ended March 31, 1996 and 1995, the Company incurred losses of approximately $59,000 and $31,000, net of income taxes, respectively, related to a one-year, $4.3 million (U.S.) forward exchange contract that expired in May 1996, and a one-year, $3.0 million (U.S.) forward exchange contract that expired in April 1995, respectively. These gains and losses are included as a component of shareholders' equity.

     For the Company's Mexican subsidiary, the U.S. dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably accounts receivable, inventory, and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense which relate to assets which are translated at historical rates. The gains and losses from foreign currency transactions and translation related to the Mexican subsidiary are included in net income and have not been material.

     Net Income Per Common Share

         Net income per common share is calculated by dividing net income by the weighted average common shares and share equivalents outstanding for each period. The stock split discussed in Note 3 has been reflected in the net income per common share calculation.


     Adoption of New Accounting Standards

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal year 1997. SFAS No. 121 requires companies to periodically evaluate long-lived assets and to record an impairment loss if the expected undiscounted future cash flows is less than the carrying value of those assets. Impairment losses resulting from the initial application of this statement shall be reported in the period in which the recognition criteria are first applied. The effect of the application of SFAS No. 121 was not material.

         The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal year 1997. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans, and has opted to comply with the disclosure requirements of SFAS No. 123.

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The adoption of this statement will have no significant impact on previously reported EPS.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Acquisition of Subsidiary

         Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty Ltd ("Lasercharge"). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. Cost in excess of fair value of approximately $3,600,000 will be amortized on a straight-line basis over 20 years. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

2.       DEBT:

         Debt at March 31, 1997 and 1996, is as follows (dollars in thousands):





                                                                                    March 31,
                                                                        ------------------------------------
                                                                               1997               1996
                                                                        ---------------      ---------------
Revolving line of credit facility with commercial
        banks, interest (weighted average rate of 6.64% at
        March 31, 1997) at the Company's option at a prime
        rate of a bank (8.5% at March 31, 1997) or a Eurodollar
        rate plus 0.625% to 1.125% (6.26% at March 31, 1997),
        due May 22, 1998                                                $        30,100      $        15,440


Notes payable and obligations under capital leases
        for warehouse equipment, computer equipment,
        office furniture and fixtures, interest at varying
        rates ranging from 8% to 21%, with lease terms
        varying from three to seven years                                         1,016                1,629
                                                                        ---------------      ---------------

             Long-term debt                                                      31,116               17,069

Less - current portion of long-term debt                                           (662)                (650)
                                                                        ---------------      ---------------
             Long-term debt, less current portion                       $        30,454      $        16,419
                                                                        ===============      ===============

         On May 22, 1995, the Company entered into an agreement with certain banks for a new three-year unsecured revolving line of credit facility (the "facility"). Initially under the facility, the Company could borrow up to $25.0 million through April 1996 and up to $30.0 million thereafter until maturity. During fiscal year 1997, the Company entered into an agreement with its banks to increase the borrowing availability to $50.0 million. Availability under the facility is based upon amounts of eligible accounts receivable, as defined. The facility accrues interest at the Company's option, at a prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth), and restrictions on certain activities

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of March 31, 1997, $19.9 million was available for additional borrowings. This facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the facility and disbursements are paid from the facility. This system allows the Company to optimize its cash flow. At March 31, 1997 and 1996, the Company had checks and other items outstanding in excess of its cash balance of approximately $6.8 million and $10.5 million, respectively, which are included in other current liabilities.

         The Company is a party to a number of non-cancelable capital lease agreements involving warehouse equipment, computer equipment, and office furniture and fixtures. The Company's property held under capital leases, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $684,000, net of accumulated amortization of approximately $2,054,000 at March 31, 1997, and approximately $1,112,000, net of accumulated amortization of approximately $1,560,000 at March 31, 1996.

         Annual maturities of long-term debt and capital leases are as follows (in thousands):



     Fiscal year ending March 31,
     1998 ...............................................                $   662
     1999 ...............................................                 30,364
     2000 ...............................................                     90
                                                                         -------
           Total ........................................                $31,116
                                                                         =======


3.       STOCK OPTIONS AND SHAREHOLDERS' EQUITY:

     Public Offerings

         In January 1995, the Company completed an initial public offering (the "IPO") of 1,380,000 shares of common stock (see Note 11). In January 1996, the Company completed a secondary offering of 1,207,500 shares of common stock, sold by certain principal and selling shareholders. The Company did not receive any of the proceeds from the sale of shares by these principal and selling shareholders. The Company incurred approximately $484,000 in costs related to the secondary offering, which is reflected as a reduction in Shareholders' Equity.

     Preferred Stock

         In connection with the IPO, the Company authorized the issuance of up to 1,000,000 shares of preferred stock, par value $1.00 per share, none of which is issued or outstanding at March 31, 1997 and 1996.


     Stock Splits

         In conjunction with the IPO (see Note 11), the Company's Board of Directors approved the conversion of each share of common stock into 1.45 shares upon consummation of the IPO.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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


     Stock Options

         At March 31, 1997, the Company had three employee stock option compensation plans, which are described below. The Company may also, from time to time, issue non-qualified options outside these plans to employees. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation cost has been recognized for these stock-based compensation awards. Pro forma net income and earnings per share assuming compensation cost for the Company had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," would have been as follows (dollars in thousands, except per share data):

                                                        1997             1996
                                                        ----             ----
          Net income:          As reported            $ 13,367        $ 10,767
                               Pro forma              $ 12,489        $ 10,039
          Earnings per share:  As reported            $   1.93        $   1.59
                               Pro forma              $   1.81        $   1.49

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal year 1997: no dividends, expected volatility ranging between 39.25% and 39.50%; risk-free interest rate ranging between 5.9% and 6.6%; and expected life of 6 years. The following assumptions were used for grants during fiscal year 1996: no dividends; expected volatility of 38.51%; risk-free interest rate of 6.9%; and expected life of 6 years.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In January 1989, the Company established an employee stock option plan (the "Plan") in which shares of common stock are reserved for the granting of options at an amount not less than market price, as determined by the Board of Directors, at the date of grant. As of March 31, 1997 and 1996, 8,554 and 6,379 options, respectively, remain available to be granted under the Plan.

         In 1994, the Company adopted the 1994 Stock Option Plan for Key Employees of Daisytek International Corporation (the "1994 Plan"). The 1994 Plan authorizes the Company to grant options to selected officers and other key employees of the Company and to non-employee directors. The 1994 Plan provides for the granting to employees of both incentive stock options and nonqualified stock options. The maximum number of shares of common stock for which options may be granted is 725,000, subject to adjustments for certain changes in the shares issued and outstanding as described in the 1994 Plan.

         The exercise price of incentive stock options granted under the 1994 Plan may not be less than the fair market value at the date of the grant. The exercise price of nonqualified stock options granted under the 1994 Plan is determined by the option committee of the Board of Directors. As of March 31, 1997 and 1996, 255,452 and 492,000 options, respectively, remain to be granted in the future under the 1994 Plan.

         In 1997, the Company adopted the Non-Employee Director Stock Option and Retainer Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan authorizes the Company to grant nonqualified common stock options to non-employee directors at the fair market value of the Company's common stock on the date of grant. The options vest over a three-year period starting on the date of grant. The maximum number of shares which may be granted under the Non-Employee Director Plan is 50,000 shares, subject to adjustments for certain changes in the shares issued and outstanding as described in the plan. As of March 31, 1997, there were 3,000 options granted under the Non-Employee Director Plan.

         During fiscal years 1997, 1996 and 1995, the Company granted options to certain employees pursuant to its employee stock option plans. In addition to the options under such plans, during fiscal years 1997 and 1996, respectively, the Company granted options to certain key employees and executives to purchase 55,000 and 22,500 shares of common stock. These options were granted at the fair market value at the date of the grant and become exercisable over a three-year period starting on the date of the grant.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




         The following table summarizes stock option activity for the three years in the period ended March 31, 1997.

                                                                    Price Per       Weighted Average
                                                    Shares            Share          Exercise Price
                                                    ------            -----          --------------
Outstanding, March 31, 1994                        563,594        $1.28 -  $5.30         $4.62
             Granted                                 4,350                 $7.59         $7.59
             Exercised                                  --                    --            --
             Canceled                               (6,379)                $5.30         $5.30
                                                  --------
Outstanding, March 31, 1995                        561,565        $1.28 -  $7.59         $4.67
             Granted                               260,000                $19.50        $19.50
             Exercised                             (98,071)       $1.28 -  $7.59         $4.71
             Canceled                               (4,500)               $19.50        $19.50
                                                  --------
Outstanding, March 31, 1996                        718,994        $1.28 - $19.50        $15.89
             Granted                               339,114       $32.50 - $40.00        $33.17
             Exercised                            (157,898)       $1.28 - $19.50         $9.65
             Canceled                              (46,741)       $7.59 - $32.50        $28.64
                                                  --------
Outstanding, March 31, 1997                        853,469        $1.28 - $40.00        $27.54
                                                  ========

     The weighted average fair values of options granted during each of the years ended March 31, 1997 and 1996 were $16.15 and $9.70, respectively. As of March 31, 1997 and 1996, 341,262 and 403,403, respectively, of options outstanding were exercisable. The remaining options will become exercisable over the next three years based on vesting percentages.

     The following table summarizes information about the Company's stock options outstanding at March 31, 1997:

                         Options Outstanding                                               Options Exercisable
---------------------------------------------------------------------------------     ----------------------------------
                                            Weighted Average          Weighted                              Weighted
     Range of           Outstanding as         Remaining              Average          Exercisable as        Average
  Exercise Prices         of 3/31/97        Contractual Life       Exercise Price        of 3/31/97       Exercise Price
  ---------------         ----------        ----------------       --------------     ----------------  ----------------
     $1.00 - $10.00        313,009                4.60                 $ 4.45             313,009         $ 4.45

    $10.01 - $20.00        228,630                8.11                 $19.50              28,253         $19.50

    $20.01 - $40.00        311,830                9.11                 $33.23                  --             --

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



4.       SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                     Fiscal year ended March 31,
                                                  ----------------------------------
                                                    1997         1996        1995
                                                  ---------    ---------   ---------
Cash paid during the period for:
     Interest .................................   $   1,830    $   1,445   $   2,119
     Income taxes .............................   $   6,411    $   6,953   $   3,896
Fixed assets acquired under capital leases ....   $      --    $      --   $     212
Acquisition of subsidiary:
     Fair value of net assets acquired ........   $   2,896    $      --   $      --
     Stock issued .............................        (791)          --          --
                                                  ---------    ---------   ---------
         Net cash paid for acquisition ........   $   2,105    $      --   $      --
                                                  =========    =========   =========

5.       RELATED PARTY TRANSACTIONS:

         The Company has made various loans to its President, a Senior Vice President, and a Vice President. These loans accrue interest at the Company's effective borrowing rate (6.8% at March 31, 1997). The Company had notes receivable (including accrued interest) from its President of approximately $423,000 and $395,000 as of March 31, 1997 and 1996, respectively, which are classified as non-current assets in the consolidated balance sheet. The Company's notes receivable from its Senior Vice President and Vice President as of March 31, 1997 were approximately $122,000 and $61,000, respectively.

         The Company also had trade accounts receivable due from companies in which either the Company or its largest shareholder owns a minority interest. Such sales were made in accordance with the Company's usual terms, except that such companies were provided with extended payment terms. In fiscal year 1993, the principal shareholder transferred his minority interest in all but one of these companies to a subsidiary of the Company for a nominal amount, which approximated the fair market value of these minority interests. In fiscal year 1997, the Company sold its remaining interest in one of these companies, and as such, the fiscal year 1997 information presented below excludes such information for this former related party. Trade accounts receivable and advances from these related party companies totaled approximately $42,000 and $282,000 at March 31, 1997 and 1996, respectively, net of a reserve of $475,000 as of each date. Sales to these related parties totaled approximately $1,844,000, $2,707,000, and $2,285,000 for the fiscal years ended March 31,
1997, 1996 and 1995, respectively.

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

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         A reconciliation of the difference between the expected income tax provision at the U.S. Federal statutory corporate tax rate (35.0%, 34.85% and 34.0% in fiscal years 1997, 1996 and 1995, respectively) and the Company's effective tax rate is as follows (in thousands):

                                                           Fiscal Year Ended March 31,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
Provision computed at statutory rate                    $  7,581    $  6,086    $  3,625
Foreign income (loss):
     Impact of taxation at different rates                   270         141         137
     Impact of foreign losses                                 81          88        (181)
State income taxes, net of federal benefit                   335         297         174
Expenses not deductible for tax purposes                     104          56          49
Change in valuation reserve                                 (123)          8         378
Other                                                         44          21         (17)
                                                        --------    --------    --------
      Provision for income taxes                        $  8,292    $  6,697    $  4,165
                                                        ========    ========    ========

         The consolidated income before income taxes, by domestic and foreign entities, is as follows (in thousands):

                                                           Fiscal Year Ended March 31,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
Domestic                                                $ 18,703    $ 16,355    $  9,991
Foreign                                                    2,956       1,109         670
                                                        --------    --------    --------
      Total                                             $ 21,659    $ 17,464    $ 10,661
                                                        ========    ========    ========

         The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                           Fiscal Year Ended March 31,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
Current
     Domestic                                           $  6,317    $  5,349    $  3,576
     State                                                   515         456         263
     Foreign                                               1,263         655         631
                                                        --------    --------    --------
      Total current                                        8,095       6,460       4,470
                                                        --------    --------    --------
Deferred
     Domestic                                                197         265        (237)
     State                                                  --          --          --
     Foreign                                                --           (28)        (68)
                                                        --------    --------    --------
      Total deferred                                         197         237        (305)
                                                        --------    --------    --------
         Total                                          $  8,292    $  6,697    $  4,165
                                                        ========    ========    ========

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

              The components of the deferred tax asset as of March 31, 1997 and 1996, are as follows (in thousands):

                                                      March 31,
                                                  ------------------
                                                   1997       1996
                                                  -------    -------
Deferred tax asset:
       Allowance for doubtful accounts            $   295    $   504
       Capitalized inventory costs
                                                      170         84
       Inventory obsolescence reserve
                                                      273        288
       Accrued straight-line rent
                                                       70         81
       Accrued vacation
                                                       58         58
       Foreign net operating loss carryforwards
                                                      631        687
       Other
                                                      370        432
                                                  -------    -------
                                                    1,867      2,134
       Less - Valuation reserve                      (263)      (386)
                                                  -------    -------
             Total deferred tax asset               1,604      1,748
                                                  -------    -------

Deferred tax liability:
       Property and equipment                        (426)      (487)
       Foreign inventory purchases                   (463)      (404)
       Other                                         (150)       (95)
                                                  -------    -------
             Total deferred tax liability          (1,039)      (986)
                                                  -------    -------
Deferred tax asset, net                           $   565    $   762
                                                  =======    =======

         For financial reporting purposes, the tax benefit of cumulative temporary differences is recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." As of March 31, 1997 and 1996, a valuation allowance was recorded due to uncertainties regarding the Company's utilization of its Mexico subsidiary's net tax asset.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



7.       COMMITMENTS AND CONTINGENCIES:

         The Company and its subsidiaries lease equipment and facilities under operating leases expiring in various years through fiscal year 2002. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

         Fiscal year ending March 31,
         1998                                     $    3,085
         1999                                          2,635
         2000                                          2,382
         2001                                          1,724
         2002                                            943
         Thereafter                                       --
                                                  ----------
         Total                                    $   10,769
                                                  ==========

         Total rental expense under operating leases approximated $3,107,000, $2,255,000 and $1,900,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

         Although the Company carries products and accessories supplied by numerous vendors, the Company's net sales from products manufactured by its ten largest suppliers were approximately 74%, 72% and 66% of total net sales during fiscal years 1997, 1996 and 1995, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Certain of these agreements require minimum annual purchases. Total minimum purchase requirements for fiscal year 1998 approximate $47 million. Additionally, many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow-moving inventory in exchange for other products. Certain of the Company's suppliers also provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's published marketing tools and other related costs.

         The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   FOREIGN OPERATIONS AND EXPORTS:

     The Company, through its wholly owned subsidiaries, Daisytek (Canada) Inc., Daisytek Australia Pty Ltd and Daisytek de Mexico, S.A. de C.V., sells products in Canada, Australia and in Mexico. All intercompany activity is eliminated in computing net sales and net income. Information related to the Company's Australia and Mexico subsidiaries are included in Other in the following table. Financial information, summarized by geographical area, is as follows (in thousands):

                                             Fiscal Year Ended March 31,
                                        ---------------------------------------
                                           1997           1996           1995
                                        ---------      ---------      ---------
Net Sales:
  Domestic                              $ 541,710      $ 424,667      $ 323,462
  Canada                                   57,295         44,459         38,487
  Other                                    26,425          8,932          1,368
  Intercompany eliminations               (21,616)       (13,889)       (10,364)
                                        ---------      ---------      ---------
          Consolidated                  $ 603,814      $ 464,169      $ 352,953
                                        =========      =========      =========
Net Income:
  Domestic                              $  11,675      $  10,284      $   6,437
  Canada                                    1,346            759            640
  Other                                       346           (276)          (581)
                                        ---------      ---------      ---------
          Consolidated                  $  13,367      $  10,767      $   6,496
                                        =========      =========      =========
Identifiable Assets:
  Domestic                              $ 144,836      $ 115,219      $  83,194
  Canada                                   16,924         10,360          9,055
  Other                                    13,528          3,022          2,172
                                        ---------      ---------      ---------
          Consolidated                  $ 175,288      $ 128,601      $  94,421
                                        =========      =========      =========

     The Company also exports its products for sale throughout Latin America (through its wholly owned subsidiary, Daisytek Latin America, Inc., beginning in January 1996), Europe, the Far East, Africa and Australia. Total export sales to these geographic regions for fiscal years 1997, 1996 and 1995, included in Domestic sales in the preceding table, were approximately $33.5 million, $31.8 million and $28.0 million, respectively.

9.       EMPLOYEE SAVINGS PLAN:

         In fiscal year 1994, the Company implemented a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal year 1997, the Company matched 20% of the employee contributions resulting in a charge against income of approximately $78,000. For fiscal years 1996 and 1995, the Company matched 25% of the employee contributions resulting in charges against income of approximately $95,000 and $81,000, respectively.

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.      FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative financial instruments outstanding as of March 31, 1997 and 1996 consisted of forward foreign currency exchange contracts used to hedge the Company's net investment in, and its intercompany payable balance applicable to its Canadian subsidiary (See Note 1). The fair value of these contracts based on fiscal year-end exchange rates, excluding related income taxes, was a net gain of approximately $67,000 at March 31, 1997, and a net loss of approximately $90,000 at March 31, 1996.

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


                                                  Fiscal Year Ended
                                                    March 31, 1995
                                                    --------------
                                                     (Unaudited)
Supplemental net income per common share               $ 1.09

Supplemental weighted average common shares
     outstanding (in thousands)                         6,683

                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.      QUARTERLY DATA (UNAUDITED):

         Summarized quarterly financial data for fiscal years 1997 and 1996 are as follows (dollars in thousands, except per share data):


                                                               Fiscal Year 1997
                                           --------------------------------------------------------
                                             4th Qtr.      3rd Qtr.       2nd Qtr.       1st Qtr.
                                           -----------    -----------    -----------    -----------
             Net sales                     $   174,343    $   154,429    $   138,148    $   136,894

             Gross profit                  $    17,503    $    15,204    $    13,589    $    13,670

                  Gross profit margin             10.0%           9.8%           9.8%          10.0%

             SG&A expenses                 $    10,552    $     9,375    $     8,397    $     8,306

                  Percent of net sales             6.1%           6.1%           6.1%           6.1%

             Income from operations        $     6,951    $     5,829    $     5,192    $     5,364

                  Operating margin                 4.0%           3.8%           3.8%           3.9%

             Net income                    $     4,007    $     3,364    $     2,955    $     3,041

                  Net margin                       2.3%           2.2%           2.1%           2.2%

             Net income per common share   $      0.58    $      0.49    $      0.43    $      0.44


                                                               Fiscal Year 1996
                                           --------------------------------------------------------
                                             4th Qtr.      3rd Qtr.       2nd Qtr.       1st Qtr.
                                           -----------    -----------    -----------    -----------
             Net sales                     $   137,237    $   116,545    $   105,421    $   104,966

             Gross profit                  $    13,768    $    12,233    $    11,335    $    10,634

                  Gross profit margin             10.0%          10.5%          10.8%          10.1%

             SG&A expenses                 $     8,432    $     7,312    $     6,685    $     6,595

                  Percent of net sales             6.1%           6.3%           6.3%           6.3%

             Income from operations        $     5,336    $     4,921    $     4,650    $     4,039

                  Operating margin                 3.9%           4.2%           4.4%           3.8%

             Net income                    $     3,091    $     2,792    $     2,616    $     2,268

                  Net margin                       2.3%           2.4%           2.5%           2.2%

             Net income per common share   $      0.46    $      0.41    $      0.39    $      0.34

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of the directors and executive officers of the Company.


NAME                                AGE                  POSITION
----                                ---                  --------
David A. Heap                       53         Chairman of the Board

Mark C. Layton                      37         President, Chief Executive Officer, Chief Operating
                                               Officer and Director

Christopher Yates                   42         Senior Vice President - Business Development and
                                               Director

James R. Powell                     36         Senior Vice President - Sales and Marketing and
                                               Director

Steve Graham                        45         Senior Vice President - Information Technologies,
                                               Chief Information Officer

Harvey H. Achatz                    56         Vice President - Administration and Secretary

Thomas J. Madden                    35         Vice President - Finance, Chief Financial Officer,
                                               Chief Accounting Officer and Treasurer

Peter D. Wharf                      38         Vice President - International Operations

John  Snowden                       30         Vice President - Operations

Suzanne Garrett                     32         Vice President - Product Management and
                                               Marketing

Peter P. J. Vikanis                 46         Director

Timothy M. Murray                   44         Director

Edgar D. Jannotta, Jr.              36         Director



     DAVID A. HEAP has served as Chairman of the Board and Chief Executive Officer since 1982 and as President from 1982 to 1990. In April 1997, Mr. Heap retired as Chief Executive Officer. From 1970 to 1985, Mr. Heap served as Chairman of ISA International plc (and its predecessors) ("ISA"), a now publicly traded company he founded in England in 1970. ISA is a distributor of computer supplies in Western Europe. Mr. Heap is primarily responsible for the Company's general business strategy and long-term planning.

     MARK C. LAYTON has served as President, Chief Operating Officer and Chief Financial Officer since 1993, as a Director since 1988, as Executive Vice President from 1990 to 1993 and as Vice President - Operations from 1988 to 1990. Since April 1997, Mr. Layton serves as President, Chief Executive Officer and Chief Operating Officer. Mr. Layton is also a director of GNWC Wire and Cable Network Products, a distributor of wire, cable and other communications related products ("GNWC"). Prior to joining the Company, Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988 specializing in wholesale and retail distribution and technology. Mr. Layton is primarily responsible for the Company's overall operations, growth and development.

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

     JAMES R. POWELL has served as a Director and Senior Vice President - Sales and Marketing since 1996. Mr. Powell has served as Vice President - Sales from 1992 to 1996, and in various other sales capacities from 1988 to 1992. Prior to joining the Company, Mr. Powell was engaged in various sales and marketing activities. Mr. Powell is responsible for U.S. sales and marketing activities including Daisytek's Customer Care Center and the Annual Computer Supplies Expo.

     STEVE GRAHAM has served as Senior Vice President of Information Technologies and Chief Information Officer since 1996. Prior to joining the Company, Mr. Graham was employed by Ingram Micro, a major microcomputer distributor. Mr. Graham has over 23 years of experience in the information-technology field. Mr. Graham is responsible for all information technology and electronic commerce activities.

     HARVEY H. ACHATZ serves as Vice President - Administration and Secretary, positions he has held since 1993 and 1984, respectively. Mr. Achatz has served as Vice President - Finance from 1985 to 1993, as Controller from 1981 to 1985 and as a Director from 1984 to 1990. Mr. Achatz is responsible for various administrative functions, including human resources.

     THOMAS J. MADDEN was recently appointed Chief Financial Officer and serves as Vice President - Finance, Treasurer and as Chief Accounting Officer, positions he has held since November 1994, March 1994 and 1992, respectively. From 1992 to 1994 he also served as Controller. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager. Mr. Madden is a certified public accountant. Mr. Madden is responsible for the Company's treasury and accounting functions.

     PETER D. WHARF serves as Vice President - International Operations, a position he has held since February 1996. Mr. Wharf joined the Company in 1992 and has served in various export and international sales capacities since such time. Prior to joining the Company, Mr. Wharf served in various sales capacities for ISA. Mr. Wharf is responsible for all international sales and customer service for the Company's Canada, Mexico, Australia and Latin America locations in addition to the Company's export sales.

     SUZANNE GARRETT was recently promoted to Vice President of Product Management and Marketing and has served as new-products manager, marketing manager, and director of product management and marketing. Prior to joining the Company in 1991, Ms. Garrett served as an account executive for United Media. Ms. Garrett is responsible for all manufacturer relationships and global marketing activities.

     JOHN SNOWDEN was recently promoted to Vice President of Operations. Since joining the Company in 1992, Mr. Snowden has served as distribution-operations manager and has served the Company in many capacities, including purchasing manager, director of purchasing, director of fulfillment services, director of distribution and director of procurement. Mr. Snowden is responsible for inventory management and distribution within the United States and overseeing credit and collection activities.


     TIMOTHY M. MURRAY has served as a Director of the Company since 1991. Mr. Murray is a Principal of William Blair & Company, L.L.C., an investment banking firm he joined in 1979. Mr. Murray is also a director of GNWC and several other privately held corporations.

     EDGAR D. JANNOTTA, JR. has served as a Director of the Company since 1991. Mr. Jannotta is a Principal of William Blair & Company, L.L.C., an investment banking firm he joined in 1988. Mr. Jannotta is also a director of GNWC and Gibraltar Packaging Group, Inc., a diversified packaging company.

     PETER P. J. VIKANIS was appointed a Director of the Company during fiscal year 1996. Mr. Vikanis served as Chief Operating Officer of ISA from 1991 to 1995, as a director of ISA from 1979 to 1995, and also served in various management capacities at ISA from 1971 to 1991.

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. Class I consists of Messrs. Powell and Yates whose term will expire at the annual meeting of stockholders in 1998; Class II consists of Messrs. Murray and Layton whose terms will expire at the annual meeting of stockholders in 1999; and Class III consists of Messrs. Heap, Jannotta and Vikanis whose terms will expire at the annual meeting of stockholders in 1997. Messrs. Heap, Jannotta and Vikanis have been nominated by the Board for election at the 1997 annual meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and to each of the four most highly compensated executive officers for services rendered during the fiscal years ended March 31, 1997, 1996 and 1995.


                            SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                                                                                                     ------------
                                                             ANNUAL                                    NUMBER OF
                                                           COMPENSATION                               SECURITIES
                                                     -------------------------------------------      UNDERLYING     ALL OTHER
      NAME AND PRINCIPAL POSITION                    YEAR             SALARY             BONUS         OPTIONS     COMPENSATION(1)
      ---------------------------                    ----            --------           --------     ------------  --------------
David A. Heap                                        1997            $385,000           $222,900        42,864       $5,970
   Chairman and Chief                                1996             385,000            280,676        37,833        8,636
   Executive Officer (2)..............               1995             350,000            171,000            --       24,701

Mark C. Layton                                       1997            $299,013           $222,900        34,916       $8,458
   President, Chief Operating                        1996             276,386            280,676        28,020        6,008
   and Financial Officer (2)..........               1995             250,971            171,000            --        3,967

Christopher Yates                                    1997            $232,200            $73,557        20,560       $5,004
   Senior Vice President -                           1996             215,000             92,623        20,138        2,430
   Business Development...............               1995             195,000                 --            --        3,321

James R. Powell                                      1997            $163,652            $73,557        21,330       $3,715
   Senior Vice President -- Sales                    1996             150,359             70,169        14,004        3,707
   and Marketing......................               1995             123,551                 --            --        3,414

Thomas J. Madden
   Vice President - Finance,                         1997            $120,276            $22,900        16,587       $4,618
   Chief Accounting Officer                          1996             112,649                 --        14,703        4,005
   and Treasurer (2)..................               1995              94,294                 --            --           --

--------------------

(1) Represents compensation in respect of one or more of the following: personal use of Company automobiles; life insurance premiums paid by the Company for the benefit of the named executive officer; tax return preparation services paid by the Company; and personal travel expenses.

(2) Mr. Heap presently serves as Chairman; Mr. Layton presently serves as President, Chief Executive Officer and Chief Operating Officer; and Mr. Madden presently serves as Vice President - Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer.

     The following table sets forth information with respect to grants of stock options during the year ended March 31, 1997 to the named executive officers reflected in the Summary Compensation Table:

                         OPTION GRANTS IN FISCAL YEAR 1997


                                                                                         POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED ANNUAL
                                                                                         RATES OF STOCK PRICE
                                                                                       APPRECIATION FOR OPTION
                                             INDIVIDUAL GRANTS                               TERMS (2)(3)
                      -------------------------------------------------------------      -------------------
                       NUMBER OF     % OF TOTAL
                      SECURITIES      OPTIONS
                      UNDERLYING     GRANTED TO      EXERCISE
                        OPTIONS     EMPLOYEES IN     PRICE PER          EXPIRATION
         NAME          GRANTED      FISCAL YEAR     SHARE (3)          DATE (1) (3)         5%          10%
         ----          --------     -----------     ----------         ------------      -------       -----
David A. Heap ...       42,864         12.6%        $    32.50           4-11-06        $  876,140   $2,220,355

Mark C. Layton ..       34,916         10.3%             32.50           4-11-06           713,683    1,808,649

Christopher Yates       20,560          6.1%             32.50           4-11-06           420,246    1,065,008

James R. Powell .       21,330          6.3%             32.50           4-11-06           435,985    1,104,894

Thomas J. Madden        16,587          4.9%             32.50           4-11-06           339,038      859,207

     (1) All of such options are subject to a three year cumulative vesting schedule.

     (2) These are hypothetical values using assumed annual rates of stock price appreciation as prescribed by the rules of the Securities and Exchange Commission.

     (3) The fiscal year 1997 option grants were canceled in April 1997 and reissued at an exercise price per share of $25.00 (the fair market value on the date of reissue) and have a ten year term. All such options are subject to a three year cumulative vesting schedule.



     The following table sets forth information concerning the aggregate stock option exercises during the fiscal year ended March 31, 1997 and stock option values as of the end of fiscal year 1997 for unexercised stock options held by each of the named executive officers:


               AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                      AND FISCAL YEAR END OPTION VALUES

                                                                        NUMBER OF
                                                                  SECURITIES UNDERLYING                    VALUE OF UNEXERCISED
                            NUMBER OF                              UNEXERCISED OPTIONS                     IN-THE-MONEY OPTIONS
                             SHARES                                AT FISCAL YEAR END                  AT FISCAL YEAR END (1)  (3)
                          ACQUIRED ON           VALUE        -----------------------------            -----------------------------
        NAME                EXERCISE        RECEIVED (2)      EXERCISABLE     UNEXERCISABLE           EXERCISABLE     UNEXERCISABLE
        ----                --------        ------------     ------------     ------------            ------------     ------------
David A. Heap ........          --           $     --            5,675           75,022                $   66,681       $  377,868

Mark C. Layton .......         4,203             69,350         45,766           58,733                 1,187,628          279,850

Christopher Yates.....          --                 --           63,821           37,677                 1,773,651          201,137

James R. Powell ......        20,500            665,725          6,027           33,233                   126,566          139,872

Thomas J. Madden......         3,300            101,673         17,568           29,085                   424,579          146,852

     (1) Calculated by determining the difference between $ 31 1/4 (the last sale price of the Common Stock on March 31, 1997 as reported by the Nasdaq National Market) and the exercise price of the shares of Common Stock underlying the options.

     (2) Calculated by determining the difference between the last sale price of the Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.

     (3) See footnote 3 above.

COMPENSATION OF DIRECTORS

     Each non-employee director receives an annual director's fee of $20,000 for each year in which he or she serves as a director. Non-employee directors do not receive additional Board or Committee meeting fees. The Company has also adopted a Non-Employee Director Stock Option and Retainer Plan (the "Non-Employee Director Plan") pursuant to which each non-employee director (i) may elect to receive payment of the director's fees in shares of Common Stock in lieu of cash, and (ii) is entitled to receive certain grants of options in accordance with the formula, and subject to the conditions precedent, set forth therein.

     The Non-Employee Director Plan is a formula grant plan pursuant to which each non-employee director receives options to purchase shares of Common Stock as of the date of each annual meeting of stockholders. Under the terms of the Non-Employee Director Plan, during fiscal year 1997, each of the Company's non-employee directors received options to purchase 1,000 shares of Common Stock at an exercise price of $39.75 (the fair market value on the date of grant). In April 1997, such options were canceled and the Board authorized the issuance to each non-employee director of new options to purchase 1,000 shares of Common Stock at an exercise price of $25.00 (the fair market value on the date of grant). Such new options were not issued under the Non-Employee Director Plan. In addition, under the terms of the Non-Employee Director Plan, each non-employee director will receive options to purchase 1,240 shares of Common Stock as of the date of the 1997 Annual Meeting. The number of options to be issued under the Non-Employee Director Plan will increase each year based on the percentage increase, if any, in the Company's earnings before taxes ("EBT") for such fiscal year over the Company's EBT for the immediately preceding fiscal year. No options will be issued, however, under the Non-Employee Director Plan with respect to any fiscal year in which the Company's EBT does not equal or exceed the Company's projected EBT for such year, nor will any options be issued to any non-employee director who does not attend at least 75% of all Board (and committee) meetings held during such fiscal year.

     All options issued under the Non-Employee Director Plan are non-qualified options for federal income tax purposes and have an exercise price equal to the fair market value of a share of common stock as of the date of the annual meeting upon which such option is granted. All options are subject to a three year cumulative vesting schedule.

     Directors who are employees of the Company or any of its subsidiaries do not receive additional compensation for service on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee of the Company's Board of Directors are Timothy M. Murray and Edgar D. Jannotta, Jr. who are non-employee directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 18, 1997, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and executive officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

                                                           Number
                Name and Address of Beneficial Owner      of shares       Percent (1)
                ------------------------------------      ---------      -----------
David A. Heap (2) .....................................   1,088,645        16.1%
     500 North Central Expressway
     Plano, Texas 75074

Royal Bank of Canada Trust Company
(Jersey) Limited, Brian Gerald Balleine,
Kenneth Edward Rayner, Trustees,
of the David Anthony Heap 1996
Interest in Possession Settlement (3) .................     312,173         4.6%
     19-21 Broad Street
     St. Helier, Jersey, Channel Islands

Royal Bank of Canada Trust Company
(Jersey) Limited, Brian Gerald Balleine
and Kenneth Edward Rayner, Trustees,
of the David Heap Life Interest
Settlement (No. 10) (4) ...............................     584,673         8.6%
     19-21 Broad Street
     St. Helier, Jersey, Channel Islands

A I M Management Group Inc. (5) .......................     567,000         8.4%
     11 Greenway Plaza, Suite 1919
     Houston, Texas 77046

Mark C. Layton (6) ....................................     118,631         1.8%
Christopher Yates (7) .................................      13,153           *
Harvey H. Achatz (8) ..................................      37,812           *
James R. Powell (9) ...................................      36,991           *
Thomas J. Madden (10) .................................      22,928           *
Peter D. Wharf (11) ...................................      14,059           *
Edgar D. Jannotta, Jr. (12) ...........................      18,911           *
Timothy M. Murray (13) ................................      34,216           *
Peter P. J. Vikanis (14) ..............................         439           *
Suzanne Garrett (15) ..................................       8,376           *
John Snowden (16) .....................................       2,368           *
Steve Graham (17) .....................................        --          --
All directors and executive officers
as a group (13 persons) (18) ..........................   1,396,529        20.6%



-------------------

*Represents less than 1%

(1) This table is based on 6,763,744 shares of Common Stock outstanding as of June 18, 1997.

(2) Includes outstanding options to purchase 25,346 shares of Common Stock which are fully vested and exercisable. Does not include (i) 900 shares held by Mr. Heap's spouse as custodian for minor children as to which beneficial ownership is disclaimed, (ii) options to purchase 88,264 shares of Common Stock which are not vested or exercisable and (iii) an aggregate of 896,846 shares of Common Stock held of record by the trusts set forth above (the "Heap Trusts"). Although Mr. Heap and members of his family are the primary beneficiaries of the Heap Trusts, neither Mr. Heap nor such beneficiaries have voting or investment power with respect to such shares. Of the shares owned of record by Mr. Heap, 227,532 are pledged to financial institutions to secure indebtedness owing by Mr. Heap to such institutions.

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

(5) Based upon a Schedule 13G filing dated February 12, 1997, filed by AIM Management Group Inc. ("AIM"). AIM, as parent holding company to AIM Advisors, Inc. and AIM Capital Management, Inc., investment advisors, has beneficial ownership and shared dispositive power of 567,000 shares.

(6) Includes outstanding options to purchase 15,044 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 70,191 shares of Common Stock which are not vested or exercisable.

(7) Includes outstanding options to purchase 13,153 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 49,356 shares of Common Stock which are not vested or exercisable.

(8) Includes outstanding options to purchase 28,561 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 4,368 shares of Common Stock which are not vested or exercisable.

(9) Includes outstanding options to purchase 12,027 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 41,860 shares of Common Stock which are not vested or exercisable.

(10) Includes outstanding options to purchase 20,203 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 35,038 shares of Common Stock which are not vested or exercisable.

(11) Includes outstanding options to purchase 14,059 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 29,209 shares of Common Stock which are not vested or exercisable.

(12) Does not include outstanding options to purchase 1,000 shares of Common Stock which are not vested or exercisable.

(13) Does not include outstanding options to purchase 1,000 shares of Common Stock which are not vested or exercisable.

(14) Does not include outstanding options to purchase 1,000 shares of Common Stock which are not vested or exercisable.

(15) Includes outstanding options to purchase 4,876 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 19,338 shares of Common Stock which are not vested or exercisable.

(16) Includes outstanding options to purchase 2,368 shares of Common Stock which are fully vested and exercisable. Does not include outstanding options to purchase 15,234 shares of Common Stock which are not vested or exercisable.

(17) Does not include outstanding options to purchase 30,000 shares of Common Stock which are not vested or exercisable.

(18) Includes outstanding options to purchase 135,637 shares of Common Stock which are fully vested and exercisable. Does not include (i) outstanding options to purchase 385,858 shares of Common Stock which are not vested or exercisable or (ii) shares of Common Stock held by the Heap Trusts.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CERTAIN TRANSACTIONS

     During fiscal year 1997, the Company made loans in varying amounts to Messrs. Layton, Powell and Wharf in order to provide such persons with the funds necessary to satisfy various personal obligations and for other purposes. The largest amount owing by such persons during fiscal year 1997 was $423,552, $122,274 and $60,550, respectively, and as of May 31, 1997, such persons were indebted to the Company in the amount of $428,497, $174,285 and $61,257, respectively. The indebtedness owing by such persons accrues interest at the rate charged to the Company for working capital borrowings. Mr. Layton's indebtedness is due and payable in one installment on April 1, 1999, while Messrs. Powell's and Wharf 's indebtedness is due and payable in one installment on March 31, 1998.

     David Heap, the Company's Chairman of the Board, owns approximately a one-third equity interest in a small computer supplies dealer, Business Software Centers, Inc. ("BSC"). In December 1991, Mr. Heap agreed to remit to the Company any dividends, distributions or other amounts which he may receive in respect of such interest. Mr. Heap has not received any dividends, distributions or other amounts in respect of his equity interest and it is unlikely that he will receive any in the future.

     During fiscal year 1997, the Company's sales to BSC aggregated approximately $1,844,000 and constituted less than 1% of the Company's total sales in such fiscal year. Such sales were made in accordance with the Company's usual terms, except that BSC received extended payment terms in return for which BSC agreed, among other things, to provide the Company with quarterly financial information. In December 1993, the Company and BSC agreed that (i) $500,000 of the past due trade receivable then owing by BSC would be evidenced by a promissory note, payable in 48 monthly installments and accruing interest at the rate of 7% per annum, (ii) the Company would provide BSC with 60 day credit terms up to a maximum amount of $350,000 (subject to BSC continuing to meet its obligations under the note), (iii) BSC would provide the Company with quarterly financial information and (iv) at such time as the note is paid in full, Mr. Heap will transfer to BSC, for a nominal consideration, the one-third equity interest held in BSC. As of May 31, 1997, there was approximately $20,000 outstanding under the note and there were past due trade amounts payable of approximately $27,000 by BSC to the Company.

     In April 1997, the Company entered into a one-year aircraft lease with a company owned by Mr. Heap under which the Company, on a non-exclusive basis, leases an aircraft from such company. Under the terms of the lease, the Company pays monthly lease payments of $14,400 and is responsible for certain operating expenses. The lease is terminable by either party at any time.



                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1. Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of March 31, 1997 and 1996

Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


2. Financial Statement Schedules

Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3. Exhibits

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------

3.1(7)    - Amended and Restated Certificate of Incorporation of Daisytek
            International Corporation.
3.1.1(7)  - Certificate of Amendment of Amended and Restated Certificate of
            Incorporation of Daisytek International Corporation.
3.2(1)    - Amended and Restated By-laws of Daisytek International Corporation.
10.1(2)   - Employee Stock Option Plan of Daisytek International Corporation.
10.2(2)   - 1994 Stock Option Plan of Daisytek International Corporation.
10.3(7)   - Non-Employee Director Stock Option and Retainer Plan.

10.4(*)    -    1997 Employee Stock Option Plan of Daisytek International
                Corporation
10.5(3)    -    Credit Agreement dated May 22, 1995 between Daisytek,
                Incorporated, as Borrower, Daisytek International Corporation
                and Borrower's Subsidiaries, as Guarantors, Texas Commerce Bank
                National Association, as Agent, and Texas Commerce Bank National
                Association and State Street Bank and Trust Company, as Lenders.
10.5.1(8)  -    First Amendment to Credit Agreement dated April 15, 1996
                between Daisytek, Incorporated, as Borrower, Daisytek
                International Corporation and Borrower's Subsidiaries, as
                Guarantors, and Texas Commerce Bank National Association and
                State Street Bank and Trust Company, as Lenders.
10.5.2(9)  -    Second Amendment to Credit Agreement dated November 14, 1996 between Daisytek, Incorporated, as Borrower, Daisytek
                International Corporation and Borrower's Subsidiaries, as
                Guarantors, and Texas Commerce Bank National Association, NBD
                Bank, and State Street Bank and Trust Company, as Lenders.
10.6(2)    -    Industrial Lease Agreement between Industrial Developments
                International, Inc. and Daisytek, Incorporated, as amended.
10.7(2)    -    Lease Agreement dated September 30, 1991 between AmWest
                Savings Association and Daisytek, Incorporated, as amended.
10.8(2)    -    Lease dated October 28, 1994 between Robco Enterprises, Ltd.,
                Yen Hoy Enterprises Ltd., George Yen and Daisytek (Canada) Inc.
10.9(4)    -    Lease dated June 1, 1995 between GPM Real Property (6) Ltd. and
                Endow (6) Inc. and Daisytek (Canada) Inc.
10.10(2)   -    Lease Agreement dated December 30, 1988 between Daisytek,
                Incorporated and State Street Bank and Trust Company.
10.11(2)   -    Term Lease Master Agreement dated November 29, 1990 between IBM
                Credit Corporation and Daisytek, Incorporated.
10.12(*)   -    U.S. Reseller Agreement dated March 10, 1997 between Hewlett-
                Packard Company and Daisytek, Incorporated, with Addendum.
10.13(2)   -    Lease dated July 4, 1994 between Fraccionadora Industrial Del
                Norte, S.A. De C.V. and Daisytek De Mexico, S.A. De C.V.
10.14(2)   -    Marketing Advantage Program Enrollment Agreement dated November
                11, 1994 between Federal Express Corporation and Daisytek,
                Incorporated.
10.15(5)   -    Lease Agreement dated May 22, 1995 between New World Partners
                Joint Number Three and Daisytek Latin America, Inc.
10.16(*)   -    Forward Exchange Contract dated May 22, 1997 between Daisytek and Texas Commerce Bank National Association.
10.17(6)   -    Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International Corporation and David A. Heap.
10.18(6)   -    Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International Corporation and Mark C. Layton.
10.19(6)   -    Second Amendment to Industrial Lease Agreement between New York
                Life Insurance Company and Daisytek, Incorporated.
10.20(6)   -    Agreement dated December 19, 1995 between Diesel Recon Company and Daisytek, Incorporated.
10.21(6)   -    Sixth Modification to Lease Agreement dated November 30, 1995 between Atrium Associates, L.P. and Daisytek, Incorporated.
10.22(*)   -    Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and David A. Heap.

10.23(*)   -    Option to Purchase Shares of Common Stock dated April 17,
                1997 between Daisytek International Corporation and Steve
                Graham.
10.24(*)   -    Option to Purchase Shares of Common Stock dated April 17,
                1997 between Daisytek International Corporation and Peter
                Vikanis.
10.25(*)   -    Dry Lease Agreement dated April 1, 1997 between Virtual Village
                Aircraft, Inc. and Daisytek International Corporation.
10.26(*)   -    Option to Purchase Shares of Common Stock dated April 17,
                1997 between Daisytek International Corporation and Timothy
                Murray.
10.27(*)   -    Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Edgar D.
                Jannotta, Jr.
11(*)      -    Statement re computation of per share earnings.
21(*)      -    Subsidiaries of the Registrant.
23(*)      -    Consents.
27(*)      -    Financial Data Schedule.

-------------------

(*)        Filed herewith.
(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.
(2)        Incorporated by reference from Registration Statement on Form S-1 No.
           33-86926.
(3)        Incorporated by reference from Current Report on Form 8-K dated May
           22, 1995.
(4) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995 dated June 23, 1995.
(5) Incorporated by reference from Current Report on Form 8-K dated August 22, 1995.
(6)        Incorporated by reference from Registration Statement on Form S-1 No.
           33-99796.
(7) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1996 dated June 26, 1996.
(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 dated August 13, 1996
(9) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1996 dated February 13, 1997


    (b) Reports on Form 8-K

           1. On January 30, 1997, the Company filed a Current Report on Form 8- K to report under Item 5 the Company's press release dated January 30, 1997 announcing third quarter results.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Daisytek International Corporation:

           We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated April 25, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP

Dallas, Texas,
April 25, 1997

                                                                     SCHEDULE II




                DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED MARCH 31, 1997
                              (AMOUNTS IN THOUSANDS)


                                                                         ADDITIONS
                                                                -------------------------
                                                BALANCE AT     CHARGED TO     CHARGED TO                BALANCE AT
                                                 BEGINNING      COST AND        OTHER                     END OF
                                                 OF PERIOD      EXPENSES       ACCOUNTS    DEDUCTIONS     PERIOD
                                                ----------     ----------     ----------   ----------   ----------
Fiscal Year Ended March 31, 1995:
  Allowance for doubtful accounts               $      661          750         --           (351)      $    1,060


  Allowance for related party
    receivables                                 $      475         --           --           --         $      475

  Income tax valuation allowance                $       --          378         --           --         $      378


Fiscal Year Ended March 31, 1996:
  Allowance for doubtful accounts               $    1,060          999         --           (776)      $    1,283


  Allowance for related party
    receivables                                 $      475         --           --           --         $      475

  Income tax valuation allowance                $      378            8         --           --         $      386


Fiscal Year Ended March 31, 1997:
  Allowance for doubtful accounts               $    1,283        1,594         --           (992)      $    1,885


  Allowance for related party
    receivables                                 $      475         --           --           --         $      475

  Income tax valuation allowance                $      386         --           --           (123)      $      263

                                    SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DAISYTEK INTERNATIONAL CORPORATION


                                          By:  /s/  Mark C. Layton
                                               -------------------------------
                                               Mark C. Layton, Chief Executive
                                                Officer and President
June 27, 1997

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


           Signature                                         Title                                 Date
           ---------                                         -----                                 ----
/s/ David A. Heap                                    Chairman of the Board                             June 27, 1997
-------------------------------------
David A. Heap

/s/ Mark C. Layton                                   Chief Executive Officer,                          June 27, 1997
-------------------------------------                President and Director
Mark C. Layton                                       (principal executive officer)

/s/ Thomas J. Madden                                 Chief Financial Officer                           June 27, 1997
-------------------------------------                Vice President - Finance
Thomas J. Madden                                     (principal financial and
                                                     accounting officer)

/s/ Christopher Yates                                Director                                          June 27, 1997
-------------------------------------
Christopher Yates

/s/ James R. Powell                                  Director                                          June 27, 1997
-------------------------------------
James R. Powell

/s/ Timothy M. Murray                                Director                                          June 27, 1997
-------------------------------------
Timothy M. Murray

/s/ Edgar D. Jannotta, Jr.                           Director                                          June 27, 1997
-------------------------------------
Edgar D. Jannotta, Jr.

/s/ Peter P. J. Vikanis                              Director                                          June 27, 1997
-------------------------------------
Peter P. J. Vikanis

                                EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------

3.1(7)    - Amended and Restated Certificate of Incorporation of Daisytek
            International Corporation.
3.1.1(7)  - Certificate of Amendment of Amended and Restated Certificate of
            Incorporation of Daisytek International Corporation.
3.2(1)    - Amended and Restated By-laws of Daisytek International Corporation.
10.1(2)   - Employee Stock Option Plan of Daisytek International Corporation.
10.2(2)   - 1994 Stock Option Plan of Daisytek International Corporation.
10.3(7)   - Non-Employee Director Stock Option and Retainer Plan.
10.4(*)   - 1997 Employee Stock Option Plan of Daisytek International
            Corporation
10.5(3)   - Credit Agreement dated May 22, 1995 between Daisytek,
            Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, Texas Commerce Bank National Association, as Agent, and Texas Commerce Bank National Association and State Street Bank and Trust Company, as Lenders.
10.5.1(8) - First Amendment to Credit Agreement dated April 15, 1996 between Daisytek, Incorporated, as Borrower, Daisytek
            International Corporation and Borrower's Subsidiaries, as Guarantors, and Texas Commerce Bank National Association and
            State Street Bank and Trust Company, as Lenders.
10.5.2(9) - Second Amendment to Credit Agreement dated November 14, 1996 between Daisytek, Incorporated, as Borrower, Daisytek
            International Corporation and Borrower's Subsidiaries, as Guarantors, and Texas Commerce Bank National Association, NBD
            Bank, and State Street Bank and Trust Company, as Lenders.
10.6(2)   - Industrial Lease Agreement between Industrial Developments
            International, Inc. and Daisytek, Incorporated, as amended.
10.7(2)   - Lease Agreement dated September 30, 1991 between AmWest
            Savings Association and Daisytek, Incorporated, as amended.
10.8(2)   - Lease dated October 28, 1994 between Robco Enterprises, Ltd.,
            Yen Hoy Enterprises Ltd., George Yen and Daisytek (Canada) Inc.
10.9(4)   - Lease dated June 1, 1995 between GPM Real Property (6) Ltd. and
            Endow (6) Inc. and Daisytek (Canada) Inc.
10.10(2)  - Lease Agreement dated December 30, 1988 between Daisytek,
            Incorporated and State Street Bank and Trust Company.
10.11(2)  - Term Lease Master Agreement dated November 29, 1990 between IBM
            Credit Corporation and Daisytek, Incorporated.
10.12(*)  - U.S. Reseller Agreement dated March 10, 1997 between Hewlett-
            Packard Company and Daisytek, Incorporated, with Addendum.
10.13(2)  - Lease dated July 4, 1994 between Fraccionadora Industrial Del
            Norte, S.A. De C.V. and Daisytek De Mexico, S.A. De C.V.
10.14(2)  - Marketing Advantage Program Enrollment Agreement dated November
            11, 1994 between Federal Express Corporation and Daisytek, Incorporated.
10.15(5)  - Lease Agreement dated May 22, 1995 between New World Partners
            Joint Number Three and Daisytek Latin America, Inc.
10.16(*)  - Forward Exchange Contract dated May 22, 1997 between Daisytek and Texas Commerce Bank National Association.
10.17(6)  - Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International Corporation and David A. Heap. 10.18(6) - Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek International Corporation and Mark C. Layton.

10.19(6)   -    Second Amendment to Industrial Lease Agreement between New York
                Life Insurance Company and Daisytek, Incorporated.
10.20(6)   -    Agreement dated December 19, 1995 between Diesel Recon Company and Daisytek, Incorporated.
10.21(6)   -    Sixth Modification to Lease Agreement dated November 30, 1995 between Atrium Associates, L.P. and Daisytek Incorporated.
10.22(*)   -    Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and David A. Heap.
10.23(*)   -    Option to Purchase Shares of Common Stock dated April 17,
                1997 between Daisytek International Corporation and Steve
                Graham.
10.24(*)   -    Option to Purchase Shares of Common Stock dated April 17,
                1997 between Daisytek International Corporation and Peter
                Vikanis.
10.25(*)   -    Dry Lease Agreement dated April 1, 1997 between Virtual Village
                Aircraft, Inc. and Daisytek International Corporation.
10.26(*)   -    Option to Purchase Shares of Common Stock dated April 17,
                1997 between Daisytek International Corporation and Timothy
                Murray.
10.27(*)   -    Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Edgar D.
                Jannotta, Jr.
11(*)      -    Statement re computation of per share earnings.
21(*)      -    Subsidiaries of the Registrant.
23(*)      -    Consents.
27(*)      -    Financial Data Schedule.

-------------------

(*)        Filed herewith.
(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.
(2)        Incorporated by reference from Registration Statement on Form S-1 No.
           33-86926.
(3)        Incorporated by reference from Current Report on Form 8-K dated May
           22, 1995.
(4) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995 dated June 23, 1995.
(5) Incorporated by reference from Current Report on Form 8-K dated August 22, 1995.
(6)        Incorporated by reference from Registration Statement on Form S-1 No.
           33-99796.
(7) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1996 dated June 26, 1996.
(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 dated August 13, 1996
(9) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1996 dated February 13, 1997