Form 10-Q
period 1997-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1997-08-14
CIK 887403

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997

                                       OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (exact name of registrant as specified in its charter)


       DELAWARE                                             75-2421746
(State of Incorporation)                             (I.R.S. Employer I.D. No.)

   500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                  75074
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (972) 881-4700
                                                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X                 No
                                       ------------             ------------

At July 31, 1997 there were 6,796,576 shares of registrant's common stock outstanding.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1997

                                     INDEX

PART I.     FINANCIAL INFORMATION                                                            PAGE NUMBER
                                                                                             -----------
      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and
                           March 31, 1997......................................................   3

                      Unaudited Interim Consolidated Statements of Income for the
                           Three Months Ended June 30, 1997 and 1996 ..........................   5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Three Months Ended June 30, 1997 and 1996...........................   6

                      Notes to Unaudited Interim Consolidated Financial Statements.............   7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................  10


PART II.    OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K  ...........................................  14

SIGNATURES            .........................................................................  15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS



                                                                                  June 30,             March 31,
                                                                                    1997                  1997
                                                                               -------------        -------------
                                                                              (Unaudited)
CURRENT ASSETS
    Cash                                                                       $       1,080         $         552
    Accounts receivable, net of allowance for doubtful
        accounts of $2,048 and $2,360 at June 30, 1997 and
        March 31, 1997, respectively                                                  90,595                90,778

    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division                 60,431                54,426
        Inventories, Priority Fulfillment Services Division                           12,703                10,354

    Prepaid expenses and other current assets                                          1,754                 1,214
    Deferred income tax asset                                                            563                   565
                                                                               -------------         -------------
                  Total current assets                                               167,126               157,889
                                                                               -------------         -------------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                                 21,652                20,949
    Leasehold improvements                                                               745                   673
                                                                               -------------         -------------
                                                                                      22,397                21,622
    Less - Accumulated depreciation and amortization                                 (10,722)               (9,648)
                                                                               -------------         -------------
                  Net property and equipment                                          11,675                11,974

EMPLOYEE RECEIVABLES                                                                     431                   423

EXCESS OF COST OVER NET ASSETS ACQUIRED,
    net of accumulated amortization of $660 and $608 at
    June 30, 1997 and March 31, 1997, respectively                                     4,950                 5,002
                                                                               -------------         -------------

                  Total assets                                                 $     184,182         $     175,288
                                                                               =============         =============







                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                  June 30,             March 31,
                                                                                    1997                  1997
                                                                               -------------         -------------
                                                                              (Unaudited)
CURRENT LIABILITIES
    Current portion of long-term debt                                          $         670         $         662
    Trade accounts payable                                                            66,736                62,552
    Accrued expenses                                                                   6,509                 6,260
    Income taxes payable                                                               1,150                 1,398
    Other current liabilities                                                          5,764                 6,769
                                                                               -------------         -------------
                  Total current liabilities                                           80,829                77,641
                                                                               -------------         -------------

LONG-TERM DEBT, less current portion                                                  30,209                30,454
                                                                               -------------         -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at June 30,
        1997 and March 31, 1997, none issued
        and outstanding                                                                   --                    --
    Common stock, $0.01 par value; 20,000,000 shares
        authorized at June 30, 1997 and March 31, 1997; 6,763,744 and 6,520,709
        shares issued and outstanding at June 30, 1997 and March 31, 1997,
        respectively                                                                      68                    65
    Additional paid-in capital                                                        35,674                33,331
    Retained earnings                                                                 38,932                35,103
    Cumulative foreign currency translation adjustment                                (1,530)               (1,306)
                                                                               -------------         -------------
                  Total shareholders' equity                                          73,144                67,193
                                                                               -------------         -------------


                  Total liabilities and shareholders' equity                   $     184,182         $     175,288
                                                                               =============         =============








                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            Three Months Ended
                                                                                                  June 30,
                                                                                      ------------------------------
                                                                                           1997              1996
                                                                                      ------------      ------------
NET SALES                                                                             $    172,812      $    136,894

COST OF SALES                                                                              155,506           123,224
                                                                                      ------------      ------------
              Gross profit                                                                  17,306            13,670

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                                10,583             8,306
                                                                                      ------------      ------------
              Income from operations                                                         6,723             5,364

INTEREST EXPENSE                                                                               519               432
                                                                                      ------------      ------------
              Income before income taxes                                                     6,204             4,932

PROVISION FOR INCOME TAXES                                                                   2,375             1,891
                                                                                      ------------      ------------

NET INCOME                                                                            $      3,829      $      3,041
                                                                                      ============      ============

NET INCOME PER COMMON SHARE                                                           $       0.55      $       0.44
                                                                                      ============      ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                                              7,004             6,907
                                                                                      ============      ============




















                  The accompanying notes are an integral part
                   of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                   1997                 1996
                                                                                --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $       3,829        $       3,041
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities --
       Depreciation and amortization                                                    1,159                  773
       Provision for doubtful accounts                                                    391                  324
       Deferred income tax provision                                                        2                   87
       Changes in operating assets and liabilities --
           Trade accounts receivable                                                     (266)                (193)
           Receivables from related parties                                                42                    2
           Inventories, net                                                            (8,427)              (2,895)
           Trade accounts payable and accrued expenses                                  4,674               (4,653)
           Income taxes payable                                                          (338)                 456
           Prepaid expenses and other current assets                                     (573)                 304
                                                                                --------------       -------------
                Net cash provided by (used in) operating activities                       493               (2,754)
                                                                                -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (775)              (1,475)
    Advances to employees, net                                                           (138)                 (66)
                                                                                --------------       -------------
                Net cash used in investing activities                                    (913)              (1,541)
                                                                                --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payments on) revolving line of credit, net                             (50)               5,460
    Decrease in other current liabilities, net                                         (1,005)              (1,766)
    Payments on capital leases and notes payable                                         (187)                (153)
    Net proceeds from exercise of stock options                                         2,331                1,042
                                                                                -------------        -------------
                Net cash provided by financing activities                               1,089                4,583
                                                                                -------------        -------------
EFFECT OF EXCHANGE RATES ON CASH                                                         (141)                  (9)
                                                                                -------------        -------------
NET INCREASE IN CASH                                                                      528                  279
CASH, beginning of period                                                                 552                  204
                                                                                -------------        -------------
CASH, end of period                                                             $       1,080        $         483
                                                                                =============        =============










                  The accompanying notes are an integral part
                   of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (INFORMATION RELATED TO THE THREE MONTH PERIODS
                  ENDED JUNE 30, 1997 AND 1996 IS UNAUDITED.)


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


2.   INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

     In the opinion of management, the Interim Unaudited Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 1997, its results of operations for the three months ended June 30, 1997 and 1996, and its results of cash flows for the three months ended June 30, 1997 and 1996. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

     The Interim Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on June 27, 1997 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Interim Unaudited Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial
Statements in the Company's Form 10-K.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

3.   INVENTORIES:

     Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.

4.   DEBT:

     Debt as of June 30, 1997 and March 31, 1997, is as follows (dollars in thousands):

                                                                            June 30,         March 31,
                                                                              1997             1997
                                                                          ----------        ----------
Revolving line of credit with commercial banks, interest
     (weighted average rate of 6.7% at June 30, 1997) at the
     Company's option at the prime rate of a bank (8.5% at
     June 30, 1997) or the Eurodollar rate plus 0.625% to 1.125%
     (6.6% at June 30, 1997), due July 1, 1999                            $   30,050        $   30,100

Notes payable and obligations under capital leases for warehouse equipment, computer equipment, office furniture and fixtures, interest at varying rates ranging from 8% to 21%, with lease
     terms varying from three to seven years                                     829             1,016
                                                                          ----------        ----------

        Long-term debt                                                        30,879            31,116

Less:  Current portion of long-term debt                                        (670)             (662)
                                                                          ----------        ----------

        Long-term debt, less current portion                              $   30,209        $   30,454
                                                                          ==========        ==========


     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "facility") that, as amended on June 30, 1997, has a borrowing availability of $50.0 million and expires on July 1, 1999. Availability under the facility is based upon amounts of eligible accounts receivable, as defined.

     The facility accrues interest, at the Company's option, at the prime rate of a bank or the eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth) and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of June 30, 1997, $19.95 million was available under the facility for additional borrowings. This facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the facility and disbursements are paid from the facility. This system allows the Company to optimize its cash flow. At June 30, 1997 and March 31, 1997, the Company had checks and other items outstanding in excess of its cash balance of approximately $5.8 million and $6.8 million, respectively, which are included in other current liabilities.


5.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):


                                                      Three Months Ended
                                                           June 30,
                                                    ----------------------
                                                       1997         1996
                                                    ---------    ---------
       Cash paid during the period for:
            Interest                                $     523    $     369
            Income taxes                            $   1,069    $     591

6.   STOCK OPTIONS:

     During the three months ended June 30, 1997, the Company granted options to certain employees under its employee stock option plans (the "Plans" ). These options were granted at the fair market value of the Company's common stock at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages. In addition to the options granted under the Plans, during the three months ended June 30, 1997, the Company granted 32,913 non-plan options.

     Also during the three months ended June 30, 1997, the Company, at the option of individual employees, canceled options issued during fiscal year 1997 and issued replacement options, granted at the fair market value of the Company's common stock on the date of the replacement grant. Such options also become exercisable over a three year period starting with the date of the replacement grant, based on vesting percentages. The following table summarizes stock option activity for the three months ended June 30, 1997:


                                                               Shares           Price per Share
                                                              --------          ---------------
                    Outstanding, March 31, 1997                853,469           $1.28 - $40.00
                         Granted                               626,105                   $25.00
                         Exercised                            (242,495)          $1.28 - $32.50
                         Canceled                             (307,686)          $1.28 - $40.00
                                                              --------
                    Outstanding, June 30, 1997                 929,393           $1.28 - $32.50
                                                              ========


7.    RECENTLY ISSUED ACCOUNTING STANDARD:

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. Had the Company adopted SFAS No. 128 in the first quarter of fiscal year 1998, basic earnings per share would have been $0.57 and $0.47 for the three months ended June 30, 1997 and 1996, respectively. Diluted earnings per share would have been the same as net income per common share included in the accompanying Unaudited Interim Consolidated Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 1997 AND 1996.

    Net Sales. Net sales for the three months ended June 30, 1997 were $172.8 million as compared to $136.9 million for the three months ended June 30, 1996, an increase of $35.9 million, or 26.2%, as the result of an increase in U.S. net sales of $21.1 million, or 18.4%, and an increase in international net sales of $14.8 million, or 66.2%. The growth in U.S. and international net sales was primarily due to new customers, increased sales volume to large national accounts, computer and office product superstores, the Company's continued introduction of new products, and the addition of net sales from its Australian subsidiary which was acquired by the Company during the third quarter of fiscal year 1997. Net sales to new customers for the three months ended June 30, 1997 were approximately $21 million, including the net sales from its new Australian subsidiary, while net sales to existing customers increased by approximately $15 million during this period.

    Gross Profit. Gross profit for the three months ended June 30, 1997 was $17.3 million as compared to $13.7 million in the same period in 1996, an increase of $3.6 million, or 26.6%, primarily as the result of increased sales volume in the first quarter of fiscal year 1998. The Company's gross profit margin as a percent of net sales was unchanged at 10.0% for the three month periods ended June 30, 1997 and June 30, 1996. Gross profit margin as a percentage of net sales declined slightly during the first quarter of fiscal 1998 for the Company's domestic wholesale computer supplies business due to the ongoing competitive environment and consolidation of its customers. These gross profit margin percentage declines were offset by higher margin fee revenue business for the Company's outsource providing subsidiary, Priority Fulfillment Services ("PFS"). The Company believes that the competitive environment and consolidation of its domestic customers, and the corresponding decline in gross profit margin percentage will continue during fiscal year 1998.

    SG&A Expenses. SG&A expenses for the three months ended June 30, 1997 were $10.6 million, or 6.1% of net sales, as compared to $8.3 million, or 6.1% of net sales, for the three months ended June 30, 1996. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The Company continues to incur incremental SG&A expenses to invest in growth areas of the business, PFS in particular. SG&A as a percentage of net sales remained unchanged as these incremental SG&A expenses were offset by improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

    Income from Operations. Income from operations for the three months ended June 30, 1997 was $6.7 million as compared to $5.4 million for the same period during 1996, an increase of $1.3 million, or 25.3%. This increase was primarily due to increased sales volume and increased gross profit. Income from operations as a percentage of net sales was 3.9% for both the three months ended June 30, 1997 and June 30, 1996.

    Interest Expense. Interest expense for the three months ended June 30, 1997 was $0.5 million as compared to $0.4 million for the three months ended June 30, 1996. Interest expense was higher during the three months ended June 30, 1997 primarily due to an increase in the average line of credit due to increased sales volume in addition to a slight increase in interest rates during fiscal year 1998. The weighted average interest rate was 6.9% and 6.8% for the three month periods ended June 30, 1997 and 1996, respectively.

    Income Taxes. The Company's provision for income taxes was $2.4 million for the three months ended June 30, 1997 as compared to $1.9 million for the three months ended June 30, 1996. The increase was primarily due to increased pretax profits. The effective tax rates for all periods presented was approximately 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the three months ended June 30, 1997, net cash of $1.1 million was provided by financing activities, compared to net cash provided by financing activities of $4.6 million for the three months ended June 30, 1996.

Cash provided by financing activities was generated primarily from the tax benefit relating to the exercise of non-qualified common stock options and from the cash received from the exercise of common stock options. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1998, primarily to support the Company's growth.

     During the three months ended June 30, 1997, $0.5 million was provided by operating activities, while net cash of $2.8 million was used in operating activities for the three months ended June 30, 1996. Increased working capital requirements during the three months ended June 30, 1997 were funded by cash generated by the Company's operations. During the three months ended June 30, 1996, increased working capital required to support the Company's growth were partially funded by cash generated from operating activities.

     The Company's principal use of funds for investing activities during the three months ended June 30, 1997 was for capital expenditures of $0.8 million. The principal use of funds for investing activities were for capital expenditures of $1.5 million for the three months ended June 30, 1996. The capital expenditures have consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based catalog and ordering tool (SOLO-Net) and other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1998 will be approximately $5 to $6 million.

     Working capital increased to $86.3 million at June 30, 1997 from $80.2 million at March 31, 1997, an increase of $6.1 million which was primarily attributable to an increase in inventory and a decrease in other current liabilities, which were only partially offset by an increase in trade accounts payable and a slight decrease in trade accounts receivable. During the three month periods ended June 30, 1997 and 1996, the Company generally maintained an accounts receivable balance of approximately 47 and 45 days of sales, respectively. This increase resulted primarily from growth in sales to larger national accounts and computer and office product superstores which typically take longer to settle their outstanding balances. Inventory turnover, excluding Priority Fulfillment Services Division, was approximately 10 and 11 turns for the three month periods ended June 30, 1997 and 1996, respectively.

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "facility") that, as amended on June 30, 1997, has a borrowing availability of $50.0 million and expires on July 1, 1999. Availability under the facility is based upon amounts of eligible accounts receivable, as defined.

     As of June 30, 1997, the Company had borrowed $30.05 million, leaving $19.95 million available under the facility for additional borrowings. The facility accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the facility. The facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During the three months ended June 30, 1997, approximately $37.2 million, or 21.5%, of the Company's net sales were sold through the Company's Canadian, Mexican, Australian and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, on an annual basis, the Company has entered into various one-year forward Canadian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian subsidiary. There have been no material gains or losses incurred by the Company relating to these contracts.
In May 1997, the Company entered into a new $9.6 million (U.S.) one-year forward Canadian currency exchange contract to replace the previous contract which matured during that same month. In July 1997, the Company entered into a $4.8 million (U.S.) 60 day forward Australian currency exchange contract in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Australian subsidiary. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican, Australian and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     The Company believes it will be able to satisfy its working capital needs for fiscal year 1998, including such additional working capital as may be required by existing or additional PFS logistics contracts, as well as business growth and planned capital expenditures, through funds available under the facility, trade credit, lease financing, internally generated funds and by increasing the amount available under the facility (although the Company has presently neither requested nor received any commitment to do so). In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

     The Company may attempt to acquire other businesses to expand its product line and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS subsidiary. The Company currently has no agreements to acquire any such businesses. Should the Company be successful in identifying an acquisition candidate, however, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

INVENTORY MANAGEMENT

     The Company manages its computer consumable supplies inventories held for sale in its wholesale distribution business by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as the Company adds new product lines and makes large purchases from suppliers to take advantage of attractive terms. To reduce the risk of loss to the Company due to supplier price reductions and slow moving inventory, the Company's purchasing agreements with many of its suppliers, including most of its major suppliers, contain price protection and stock return privileges under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory or the Company can return slow moving inventory in exchange for other products.

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


FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated January 25, 1996, and the matters set forth in the Company's Report on Form 10-K filed on June 27, 1997, which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. Had the Company adopted SFAS No. 128 in the first quarter of fiscal year 1998, basic earnings per share would have been $0.57 and $0.47 for the three months ended June 30, 1997 and 1996, respectively. Diluted earnings per share would have been the same as net income per common share included in the accompanying Unaudited Interim Consolidated Statements of Income.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


    a)   Exhibits:

 EXHIBIT
   NO.                                  DESCRIPTION OF EXHIBITS
---------                               -----------------------

   10.1 Third Amendment to Credit Agreement dated June 30, 1997 between Daisytek, Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First National Bank of Chicago, and Texas Commerce Bank National Association, as Lenders

    11                    Statement re:  Computation of Earnings Per Share

    27                    Financial Data Schedule


    b)   Reports on Form 8-K:

         Form 8-K filed on May 2, 1997 reporting Item 5. the Company's press release dated April 29, 1997.

         Form 8-K filed on May 19, 1997 reporting Item 5. the Company's press release dated May 13, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 1997



                                           DAISYTEK  INTERNATIONAL CORPORATION

                                           By: /s/ Thomas J. Madden
                                              --------------------------------
                                              Thomas J. Madden
                                              Chief Financial Officer,
                                              Chief Accounting Officer,
                                              Vice President - Finance

                                            INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
 EXHIBIT                                                                                          NUMBERED
   No.                                   DESCRIPTION OF EXHIBITS                                     PAGE
-----------                             -------------------------                               ------------
   10.1                   Third Amendment to Credit Agreement dated June 30, 1997 between            17
                          Daisytek, Incorporated,  as Borrower, Daisytek International
                          Corporation and Borrower's Subsidiaries, as Guarantors, and State
                          Street Bank and Trust Company, The First National Bank of Chicago,
                          and Texas Commerce Bank National Association, as Lenders

    11                    Statement re:  Computation of Earnings Per Share                           25

    27                    Financial Data Schedule                                                    26