Form 10-Q
period 1997-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1997-11-13
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)


                  DELAWARE                                   75-2421746
          ----------------------                       ------------------------
         (State of Incorporation)                     (I.R.S. Employer I.D. No.)

         500 North Central Expressway, Plano, Texas             75074
          -------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:      (972) 881-4700
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

                                    Yes   X                   No
                                        _____                    _____

At October 31, 1997 there were 6,815,700 shares of registrant's common stock outstanding.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                           PAGE NUMBER
                                                                                            -----------

      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
                           and March 31, 1997..................................................   3

                      Unaudited Interim Consolidated Statements of Income for the
                           Three and  Six Months Ended September 30, 1997 and 1996 ............   5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Six Months Ended September 30, 1997 and 1996........................   6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..........................................................   7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................  11


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders .........................  16

      Item 6.     Exhibits and Reports on Form 8-K ............................................  16


SIGNATURES.....................................................................................  17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                        September 30,  March 31,
                                                                            1997         1997
                                                                         ---------    ---------
                                                                         (Unaudited)
CURRENT ASSETS:
    Cash                                                                 $   1,494    $     552
    Accounts receivable, net of allowance for doubtful
        accounts of $2,242 and $2,360 at September 30, 1997 and
        March 31, 1997, respectively                                        94,160       90,778

    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division       54,957       54,426
        Inventories, Priority Fulfillment Services Division                 10,224       10,354

    Prepaid expenses and other current assets                                1,875        1,214
    Deferred income tax asset                                                  258          565
                                                                         ---------    ---------
                  Total current assets                                     162,968      157,889
                                                                         ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                       23,233       20,949
    Leasehold improvements                                                     905          673
                                                                         ---------    ---------
                                                                            24,138       21,622
    Less - Accumulated depreciation and amortization                       (11,649)      (9,648)
                                                                         ---------    ---------
                  Net property and equipment                                12,489       11,974

EMPLOYEE RECEIVABLE                                                            438          423

EXCESS OF COST OVER NET ASSETS ACQUIRED,
    net of accumulated amortization of $709 and $608 at
    September 30, 1997 and March 31, 1997, respectively                      4,624        5,002
                                                                         ---------    ---------
                  Total assets                                           $ 180,519    $ 175,288
                                                                         =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            September 30, March 31,
                                                                                               1997         1997
                                                                                             ---------    ---------
                                                                                            (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                                        $     491    $     662
    Trade accounts payable                                                                      55,022       62,552
    Accrued expenses                                                                             6,832        6,260
    Income taxes payable                                                                         1,662        1,398
    Other current liabilities                                                                    7,725        6,769
                                                                                             ---------    ---------
                  Total current liabilities                                                     71,732       77,641
                                                                                             ---------    ---------

LONG-TERM DEBT, less current portion                                                            30,716       30,454
                                                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at September
        30, 1997 and March 31, 1997; none issued
        and outstanding                                                                             --           --
    Common stock, $0.01 par value; 20,000,000 shares
        authorized at September 30, 1997 and March 31, 1997; 6,812,153 and
        6,520,709 shares issued and outstanding at September 30, 1997 and March
        31, 1997,
        respectively                                                                                68           65
    Additional paid-in capital                                                                  36,900       33,331
    Retained earnings                                                                           42,801       35,103
    Cumulative foreign currency translation adjustment                                          (1,698)      (1,306)
                                                                                             ---------    ---------
                  Total shareholders' equity                                                    78,071       67,193
                                                                                             ---------    ---------


                  Total liabilities and shareholders' equity                                 $ 180,519    $ 175,288
                                                                                             =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended                  Six Months Ended
                                                            September 30,                      September 30,
                                                  -----------------------------      ------------------------------
                                                       1997             1996             1997              1996
                                                  ------------     ------------      -------------    -------------
NET SALES                                         $    179,568     $    138,148      $    352,380     $     275,042

COST OF SALES                                          161,697          124,559           317,203           247,783
                                                  ------------     ------------      ------------     -------------
              Gross Profit                              17,871           13,589            35,177            27,259

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                             11,052            8,397            21,635            16,703
                                                  ------------     ------------      ------------     -------------
              Income from operations                     6,819            5,192            13,542            10,556

INTEREST EXPENSE                                           552              413             1,071               845
                                                  ------------     ------------      ------------     -------------
              Income before income taxes                 6,267            4,779            12,471             9,711

PROVISION FOR INCOME TAXES                               2,398            1,824             4,773             3,715
                                                  ------------     ------------      ------------     -------------

NET INCOME                                        $      3,869     $      2,955      $      7,698     $       5,996
                                                  ============     ============      ============     =============

NET INCOME PER COMMON SHARE                       $       0.54     $       0.43      $       1.08     $       0.87
                                                  ============     ============      ============     ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                   7,210            6,921             7,117             6,915
                                                  ============     ============      ============     =============


The accompanying notes are an integral part of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                 ----------------------------------
                                                                                       1997               1996
                                                                                 ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $       7,698         $       5,996
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities --
       Depreciation and amortization                                                   2,263                 1,682
       Provision for doubtful accounts                                                   819                   566
       Deferred income tax provision                                                     307                   247
       Changes in operating assets and liabilities --
           Accounts receivable                                                        (4,426)               (2,723)
           Inventories, net                                                             (545)                 (326)
           Trade accounts payable and accrued expenses                                (6,401)                  869
           Income taxes payable                                                          169                   107
           Prepaid expenses and other current assets                                    (727)                1,257
                                                                               -------------         -------------
                Net cash provided by (used in) operating activities                     (843)                7,675
                                                                               -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (2,612)               (3,240)
    Advances to employees, net                                                           (83)                  (44)
                                                                               -------------         --------------
                Net cash used in investing activities                                 (2,695)               (3,284)
                                                                               -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net                                          445                 4,560
    Increase (decrease) in other current liabilities, net                                956                (9,834)
    Payments on capital leases and notes payable                                        (354)                 (315)
    Net proceeds from exercise of stock options                                        3,542                 1,317
                                                                               -------------         -------------
                Net cash provided by (used in) financing activities                    4,589                (4,272)
                                                                               -------------         --------------
EFFECT OF EXCHANGE RATES ON CASH                                                        (109)                   28
                                                                               -------------         -------------
NET INCREASE IN CASH                                                                     942                   147
CASH, beginning of period                                                                552                   204
                                                                               -------------         -------------
CASH, end of period                                                            $       1,494         $         351
                                                                               =============         =============



The accompanying notes are an integral part of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30,
                         1997 AND 1996 IS UNAUDITED.)

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


2.   INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 1997, its results of operations for the three and six months ended September 30, 1997 and 1996, and its results of cash flows for the six months ended September 30, 1997 and 1996. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

     The Interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on June 27, 1997 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Interim Unaudited Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30,
                         1997 AND 1996 IS UNAUDITED.)

3.   INVENTORIES:

     Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.


4.   DEBT:

     Debt as of September 30, 1997 and March 31, 1997, is as follows (dollars in thousands):

                                                                                  September 30,      March 31,
                                                                                     1997              1997
                                                                                  ----------        ----------
Revolving line of credit with commercial banks, interest (weighted average rate of 6.6% at September 30, 1997) at the Company's option at the prime rate of a bank (8.5% at September 30, 1997) or the Eurodollar rate plus 0.625% to
     1.125% (6.5% at September 30, 1997), due July 1, 1999                       $   30,545        $   30,100

Notes payable and obligations under capital leases for warehouse equipment, computer equipment, office furniture and fixtures, interest at varying rates ranging from 8% to 21%, with lease
     terms varying from three to seven years                                            662             1,016
                                                                                  ----------        ----------

        Long-term debt                                                               31,207            31,116

Less:  Current portion of long-term debt                                               (491)             (662)
                                                                                  ---------        ----------

        Long-term debt, less current portion                                      $   30,716        $   30,454
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

     The Facility accrues interest, at the Company's option, at the prime rate of a bank or the eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth) and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of September 30, 1997, approximately $19.5 million was available under the Facility for additional borrowings. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow. At September 30, 1997 and March 31, 1997, the Company had checks and other items outstanding in excess of its cash balance of approximately $7.7 million and $6.8 million, respectively, which are included in other current liabilities.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30,
                         1997 AND 1996 IS UNAUDITED.)


5.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                             Six Months Ended
                                                               September 30,
                                                          ----------------------
                                                            1997          1996
                                                          ---------    ---------
            Cash paid during the period for:
                  Interest                                $   1,121    $     838
                  Income taxes                            $   2,190    $   2,567

6.   STOCK OPTIONS:

     During the six months ended September 30, 1997, the Company granted options to certain employees under its employee stock option plans (the "Plans" ). These options were granted at the fair market value of the Company's common stock at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages. In addition to the options granted under the Plans, during the six months ended September 30, 1997, the Company granted 39,633 non-plan options.

     Also during the six months ended September 30, 1997, the Company, at the option of individual employees, canceled options issued during fiscal year 1997 and issued replacement options, granted at the fair market value of the Company's common stock on the date of the replacement grant. Such options also become exercisable over a three year period starting with the date of the replacement grant, based on vesting percentages. The following table summarizes stock option activity for the six months ended September 30, 1997:

                                          Shares            Price per Share
                                       ----------           ---------------
 Outstanding, March 31, 1997              853,469            $1.28 - $40.00
      Granted                             643,325           $25.00 - $44.88
      Exercised                          (290,532)           $1.28 - $32.50
      Canceled                           (318,163)          $19.50 - $40.00
                                       ----------
 Outstanding, September 30, 1997          888,099            $1.28 - $44.88
                                       ==========

7.    RECENTLY ISSUED ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all periods presented. Had the Company adopted SFAS No. 128 during the six months ended September 30, 1997, basic earnings per share would have been $0.57 and $0.46 for the three months ended September 30, 1997 and 1996, respectively, and $1.14 and $0.93 for the six months ended September 30, 1997 and 1996, respectively. Diluted earnings per share would have been the same as net income per common share included in the accompanying Unaudited Interim Consolidated Statements of Income.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

 (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30,
                         1997 AND 1996 IS UNAUDITED.)

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standards and their potential impact on disclosures and if it will adopt these pronouncements prior to the required effective date.

8.   SUBSEQUENT EVENTS:

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, which expires on July 1, 1999, allows the Company to borrow the Australian dollar equivalent of approximately $5.4 million (U.S.). The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

    Net Sales. Net sales for the three months ended September 30, 1997 were $179.6 million as compared to $138.1 million for the three months ended September 30, 1996, an increase of $41.5 million, or 30.0%, as the result of an increase in U.S. net sales of $24.6 million, or 21.0%, and an increase in international net sales of $16.9 million, or 78.6%. Net sales for the six months ended September 30, 1997 were $352.4 million as compared to $275.0 million for the six months ended September 30, 1996, an increase of $77.4 million, or 28.1%, as the result of an increase in U.S. net sales of $45.7 million, or 19.7%, and an increase in international net sales of $31.7 million, or 72.3%. The growth in U.S. and international net sales was primarily due to new customers, increased sales volume to large national accounts, computer and office product superstores, the Company's continued introduction of new products, and the addition of net sales from its Australian subsidiary which was acquired by the Company during the third quarter of fiscal year 1997. Net sales to new customers for the six months ended September 30, 1997 were approximately $31 million, including the net sales from its new Australian subsidiary, while net sales to existing customers increased by approximately $46 million during this period.

    During November 1997, the Company announced that it would not match lower pricing offered by a competitor to one of the Company's largest customers. Net sales to this customer ranged from approximately 5% to 7% of the Company's total net sales during fiscal year 1997 and the first six months of fiscal year 1998. The Company believes that the loss of net sales to this customer in the future will reduce the Company's growth rate in net sales, gross profit and net income for the next 12 months.

    Gross Profit. Gross profit for the three months ended September 30, 1997 was $17.9 million as compared to $13.6 million in the same period in 1996, an increase of $4.3 million, or 31.5%, primarily as the result of increased sales volume in the second quarter of fiscal year 1998. Gross profit for the six months ended September 30, 1997 was $35.2 million as compared to $27.3 million in the same period in 1996, an increase of $7.9 million, or 29.0%, primarily as the result of increased sales volume in the first six months of fiscal year 1998. The Company's gross profit margin as a percent of net sales was 10.0% for the three month period ended September 30, 1997 as compared to 9.8% for the same period of 1996. The Company's gross profit margin as a percent of net sales was 10.0% for the six month period ended September 30, 1997 as compared to 9.9% for the same period in 1996. Gross profit margin as a percentage of net sales declined slightly during the first six months of fiscal 1998 for the Company's wholesale computer supplies business due to the ongoing competitive environment and consolidation of its customers. These gross profit margin percentage declines were offset by higher margin fee revenue business for the Company's outsource providing subsidiary, Priority Fulfillment Services ("PFS"). The Company believes that the competitive environment and consolidation of its wholesale customers, and the corresponding decline in gross profit margin percentage will continue during fiscal year 1998.

    SG&A Expenses. SG&A expenses for the three months ended September 30, 1997 were $11.1 million, or 6.2% of net sales, as compared to $8.4 million, or 6.1% of net sales, for the three months ended September 30, 1996. SG&A expenses for the six months ended September 30, 1997 were $21.6 million, or 6.1% of net sales, as compared to $16.7 million, or 6.1% of net sales, for the six months ended September 30, 1996. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The Company continues to incur incremental SG&A expenses to invest in growth areas of the business, PFS in particular. SG&A as a percentage of net sales for the first six months of fiscal year 1998 remained unchanged as these incremental SG&A expenses were offset by improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

    Income from Operations. Income from operations for the three months ended September 30, 1997 was $6.8 million as compared to $5.2 million for the same period during 1996, an increase of $1.6 million, or 31.3%. Income from operations for the six months ended September 30, 1997 was $13.5 million as compared to $10.6 million for the same period during 1996, an increase of $2.9 million, or 28.3%. This increase was primarily due to increased sales volume and increased gross profit. Income from operations as a percentage of net sales was 3.8% for both the three and six months ended September 30, 1997 and September 30, 1996.

    Interest Expense. Interest expense for the three months ended September 30, 1997 was $0.6 million as compared to $0.4 million for the three months ended September 30, 1996. Interest expense for the six months ended September 30, 1997 was $1.1 million as compared to $0.8 million for the six months ended September 30, 1996. Interest expense was higher during the three months ended September 30, 1997 primarily due to an increase in the average line of credit due to increased sales volume in addition to a slight increase in interest rates during fiscal year 1998. The weighted average interest rate was 7.0% and 6.7% for the six month periods ended September 30, 1997 and 1996, respectively.

    Income Taxes. The Company's provision for income taxes was $2.4 million for the three months ended September 30, 1997 as compared to $1.8 million for the three months ended September 30, 1996. The Company's provision for income taxes was $4.8 million for the six months ended September 30, 1997 as compared to $3.7 million for the six months ended September 30, 1996. The increase was primarily due to increased pretax profits. The effective tax rates for all periods presented was approximately 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the six months ended September 30, 1997, net cash of $4.6 million was provided by financing activities, compared to net cash used in financing activities of $4.3 million for the six months ended September 30, 1996. Cash provided by financing activities was generated primarily from the tax benefit relating to the exercise of non-qualified common stock options and from the cash received from the exercise of common stock options. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1998, primarily to support the Company's growth.

     During the six months ended September 30, 1997, $0.8 million was used in operating activities, while net cash of $7.7 million was provided by operating activities for the six months ended September 30, 1996. Increased working capital requirements during the six months ended September 30, 1997 were partially funded by cash generated by the Company's operations. Net cash was provided by operating activities during the six months ended September 30, 1996 as a result of net income growth exceeding incremental operating working capital needed to support the Company's growth.

     The Company's principal use of funds for investing activities during the six months ended September 30, 1997 was for capital expenditures of $2.6 million. The principal use of funds for investing activities were for capital expenditures of $3.2 million for the six months ended September 30, 1996. The capital expenditures have consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based catalog and ordering tool (SOLO-Net) and other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 1998 will be approximately $5 to $6 million.

     Working capital increased to $91.2 million at September 30, 1997 from $80.2 million at March 31, 1997. This increase of $11.0 million was primarily attributable to an increase in accounts receivable and inventory and a decrease in accounts payable, which were only partially offset by an increase in other current liabilities. During the six month periods ended September 30, 1997 and 1996, the Company generally maintained an accounts receivable balance of approximately 47 and 46 days of sales, respectively. This increase resulted primarily from growth in sales to larger national accounts and computer and office product superstores which typically take longer to settle their outstanding balances. Inventory turnover, excluding Priority Fulfillment Services Division, was approximately 11 and 12 turns for the six month periods ended September 30, 1997 and 1996, respectively.

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on June 30, 1997, has a borrowing availability of $50.0 million and expires on July 1, 1999. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined.

     As of September 30, 1997, the Company had borrowed $30.5 million, leaving $19.5 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, which expires on July 1, 1999, allows the Company to borrow the Australian dollar equivalent of approximately $5.4 million (U.S.). The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility.

     During the six months ended September 30, 1997, approximately 22% of the Company's net sales were sold through the Company's Canadian, Mexican, Australian and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, on an annual basis, the Company has entered into various one-year forward Canadian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian subsidiary. In May 1997, the Company entered into a new $9.6 million (U.S.) one-year forward Canadian currency exchange contract to replace the previous contract which matured during that same month. In September 1997, the Company settled a $4.8 million (U.S.) 60 day forward Australian currency exchange contract which hedged the Company's net investment in, and intercompany payable applicable to, its Australian subsidiary, and in October 1997, entered into a $1.8 million (U.S.) forward Australian currency exchange contract which expires in October 1998. There have been no material gains or losses incurred by the Company relating to these contracts. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Mexican, Australian and Canadian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     The Company believes it will be able to satisfy its working capital needs for fiscal year 1998, as well as business growth and planned capital expenditures, through funds available under the Company's various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities (although the Company has presently neither requested nor received any commitment to do
so). In addition, although the Company has no plans to do so, and depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

     The Company may attempt to acquire other businesses to expand its product line in its core wholesale business and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS subsidiary. The Company currently has no agreements to acquire any such businesses, although it currently is involved in the due diligence process for a potential acquisition target. The Company can give no assurance at this time as to whether it will ultimately acquire this target. Should the Company acquire this business, or be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. Had the Company adopted SFAS No. 128 during the six months ended September 30, 1997, basic earnings per share would have been $0.57 and $0.46 for the three months ended September 30, 1997 and 1996, respectively, and $1.14 and $0.93 for the six months ended September 30, 1997 and 1996, respectively. Diluted earnings per share would have been the same as net income per common share included in the accompanying Unaudited Interim Consolidated Statements of Income.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standards and their potential impact on disclosures and if it will adopt these pronouncements prior to the required effective date.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Submission of matters through the solicitation of proxies were provided to security holders during the three months ended September 30, 1997. These matters were voted on August 15, 1997, at the annual meeting of stockholders. The annual meeting involved the following:

The following directors were reelected as follows:

NAME                                           POSITION
----                                           --------
David A. Heap                                  Director - Chairman of the Board

Shares voted for:  5,654,016        Shares withheld:  32,005


Edgar D. Jannotta, Jr.                         Director

Shares voted for:  5,655,621        Shares withheld:  30,400


Peter P. J. Vikanis                            Director

Shares voted for:  5,655,221        Shares withheld:  30,800

The Company's 1997 Employee Stock Option Plan was approved by a majority of votes cast as follows:

For:  3,768,240  Against:  996,336  Abstain:  18,131   Broker No-Vote:  903,314


The ratification and approval of Arthur Andersen LLP as the Company's Independent Public Accountants for the fiscal year ending March 31, 1998 was also voted on at the annual meeting as follows:

For:  5,683,907       Against:  39              Abstain:  2,075

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

           EXHIBIT
             NO.            DESCRIPTION OF EXHIBITS
        --------------      -----------------------
             11             Statement re:  Computation of Earnings Per Share.

             27             Financial Data Schedule.

    b) Reports on Form 8-K:

         Form 8-K filed on July 23, 1997 reporting Item 5. the Company's press release dated July 23, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 1997




                                     DAISYTEK  INTERNATIONAL CORPORATION

                                     By:  /s/ Thomas J. Madden
                                          ---------------------------
                                          Thomas J. Madden
                                          Chief Financial Officer,
                                          Chief Accounting Officer,
                                          Vice President - Finance

                                INDEX TO EXHIBITS

                                                                                                SEQUENTIALLY
 EXHIBIT                                                                                          NUMBERED
   NO.                             DESCRIPTION OF EXHIBITS                                          PAGE
-----------                        -----------------------                                   ------------------
    11             Statement re:  Computation of Earnings Per Share                                 19

    27             Financial Data Schedule                                                          20
