Form 10-Q
period 1997-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1998-02-17
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1997

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              75-2421746
------------------------                              --------------------------
(State of Incorporation)                              (I.R.S. Employer I.D. No.)


500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                      75074
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (972) 881-4700
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

                                    Yes X        No
                                       ---         ---
At January 31, 1998 there were 6,818,658 shares of registrant's common stock outstanding (After giving consideration for the two for one stock split discussed in Note 8 to the accompanying consolidated financial statements, there would have been 13,637,316 common shares outstanding at January 31,
1998).

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 1997

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                       PAGE NUMBER
                                                                                        -----------

      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of December 31, 1997 (Unaudited)
                           and March 31, 1997..................................................   3

                      Unaudited Interim Consolidated Statements of Income for the
                           Three and Nine Months Ended December 31, 1997 and 1996 .............   5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Nine Months Ended December 31, 1997 and 1996........................   6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..........................................................   7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................  11


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ............................................  16


SIGNATURES            .........................................................................  17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                     ------

                                                                              December 31,           March 31,
                                                                                  1997                  1997
                                                                              -----------            ---------
                                                                              (Unaudited)
CURRENT ASSETS:
    Cash                                                                       $      914            $     552
    Accounts receivable, net of allowance for doubtful
        accounts of $2,262 and $2,360 at December 31, 1997 and
        March 31, 1997, respectively                                               95,943               90,778

    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division              58,631               54,426
        Inventories, Priority Fulfillment Services Division                        11,664               10,354

    Prepaid expenses and other current assets                                       2,616                1,214
    Deferred income tax asset                                                          --                  565
                                                                               ----------            ---------
                  Total current assets                                            169,768              157,889
                                                                               ----------            ---------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                              24,249               20,949
    Leasehold improvements                                                            991                  673
                                                                               ----------            ---------
                                                                                   25,240               21,622
    Less - Accumulated depreciation and amortization                              (12,727)              (9,648)
                                                                               ----------            ---------
                  Net property and equipment                                       12,513               11,974

EMPLOYEE RECEIVABLE                                                                   448                  423

EXCESS OF COST OVER NET ASSETS ACQUIRED,
    net of accumulated amortization of $741 and $608 at
    December 31, 1997 and March 31, 1997, respectively                              4,244                5,002
                                                                               ----------            ---------

                  Total assets                                                 $  186,973            $ 175,288
                                                                               ==========            =========





The accompanying notes are an integral part of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                     --------------------------------------

                                                                              December 31,           March 31,
                                                                                  1997                  1997
                                                                              -----------            ---------
                                                                              (Unaudited)

CURRENT LIABILITIES:
    Current portion of long-term debt                                          $      367             $     662
    Trade accounts payable                                                         65,194                69,321
    Accrued expenses                                                                7,415                 6,260
    Income taxes payable                                                            1,940                 1,398
    Deferred income tax liability                                                   1,068                    --
                                                                               ----------             ---------
                  Total current liabilities                                        75,984                77,641
                                                                               ----------             ---------

LONG-TERM DEBT, less current portion                                               28,849                30,454
                                                                               ----------             ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at December
        31, 1997 and March 31, 1997; none issued
        and outstanding                                                                --                    --
    Common stock, $0.01 par value; 20,000,000 shares
        authorized at December 31, 1997 and March 31, 1997; 13,636,340 and
        13,041,418 shares issued and outstanding at December 31, 1997 and March
        31, 1997,
        respectively                                                                  136                   130
    Additional paid-in capital                                                     36,907                33,266
    Retained earnings                                                              46,939                35,103
    Cumulative foreign currency translation adjustment                             (1,842)               (1,306)
                                                                               ----------             ---------
                  Total shareholders' equity                                       82,140                67,193
                                                                               ----------             ---------


                  Total liabilities and shareholders' equity                   $  186,973             $ 175,288
                                                                               ==========             =========





The accompanying notes are an integral part of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


               UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended                  Nine Months Ended
                                                            December 31,                       December 31,
                                                  -------------------------------    ------------------------------
                                                       1997             1996             1997              1996
                                                  ------------     ------------      -------------    -------------

NET SALES                                         $    186,586     $    154,429      $    538,966     $     429,471

COST OF SALES                                          167,823          139,225           485,026           387,008
                                                  ------------     ------------      ------------     -------------
              Gross profit                              18,763           15,204            53,940            42,463

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                             11,508            9,375            33,143            26,078
                                                  ------------     ------------      ------------     -------------
              Income from operations                     7,255            5,829            20,797            16,385

INTEREST EXPENSE                                           548              375             1,619             1,220
                                                  ------------     ------------      ------------     -------------
              Income before income taxes                 6,707            5,454            19,178            15,165

PROVISION FOR INCOME TAXES                               2,569            2,090             7,342             5,805
                                                  ------------     ------------      ------------     -------------

NET INCOME                                        $      4,138     $      3,364      $     11,836     $       9,360
                                                  ============     ============      ============     =============

NET INCOME PER COMMON SHARE:(1)
              Basic                               $       0.30     $       0.26      $       0.87     $        0.73
              Diluted                             $       0.29     $       0.24      $       0.83     $        0.68

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:(1)
              Basic                                     13,632           12,970            13,530            12,904
              Diluted                                   14,308           13,834            14,260            13,832


(1) In February 1998, the Company's Board of Directors approved a two for one stock split which provides for each holder of Common Stock to receive one additional share for each share held. The weighted average common share and net income per common share calculations have been adjusted to reflect the split.

The accompanying notes are an integral part of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES


             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Nine Months Ended
                                                                                         December 31,
                                                                                  -------------------------
                                                                                  1997                 1996
                                                                                  ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $  11,836      $    9,360
    Adjustments to reconcile net income to net cash
       used in operating activities --
       Depreciation and amortization                                                  3,356           2,704
       Provision for doubtful accounts                                                1,250             908
       Deferred income tax provision                                                  1,626             238
       Changes in operating assets and liabilities --
           Accounts receivable                                                       (7,415)        (11,186)
           Inventories, net                                                          (6,189)        (12,196)
           Trade accounts payable and accrued expenses                               (1,230)          4,386
           Income taxes payable                                                         710             198
           Prepaid expenses and other current assets                                 (1,516)            960
                                                                                  ---------      ----------
                Net cash provided by (used in) operating activities                   2,428          (4,628)
                                                                                  ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                              (3,679)         (3,932)
    Acquisition of subsidiary                                                            --          (2,105)
    Advances to employees, net                                                          (81)            (94)
                                                                                  ---------      -----------
                Net cash used in investing activities                                (3,760)         (6,131)
                                                                                  ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net                                      (1,382)         10,130
    Payments on capital leases and notes payable                                       (513)           (478)
    Net proceeds from exercise of stock options                                       3,601           1,492
                                                                                  ---------      ----------
                Net cash provided by financing activities                             1,706          11,144
                                                                                  ---------      ----------
EFFECT OF EXCHANGE RATES ON CASH                                                        (12)            (32)
                                                                                  ---------      -----------
NET INCREASE IN CASH                                                                    362             353
CASH, beginning of period                                                               552             204
                                                                                  ---------      ----------
CASH, end of period                                                               $     914      $      557
                                                                                  =========      ==========




The accompanying notes are an integral part of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
   (INFORMATION RELATED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31,
                          1997 AND 1996 IS UNAUDITED.)

1.   ORGANIZATION AND NATURE OF BUSINESS:

     Daisytek International Corporation (a Delaware corporation) and subsidiaries (the "Company") is a wholesale distributor of computer and office automation supplies and accessories, whose primary products are laser toner, copier toner, inkjet cartridges, optical storage products, printer ribbons, diskettes, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia, Mexico and Singapore, sells products primarily in North America, as well as in Latin America, Europe, the Far East, Africa and Australia. The Company's customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, warehouse clubs and other retailers who resell the products to end-users.

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


2.   INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 1997, its results of operations for the three and nine months ended December 31, 1997 and 1996, and its results of cash flows for the nine months ended December 31, 1997 and 1996. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
   (INFORMATION RELATED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31,
                          1997 AND 1996 IS UNAUDITED.)

3.   INVENTORIES:

     Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.


4.   DEBT:

     Debt as of December 31, 1997 and March 31, 1997, is as follows (dollars in thousands):

                                                                        December 31,       March 31,
                                                                            1997             1997
                                                                        ------------       ---------
Revolving line of credit with commercial banks, interest
     (weighted average rate of 6.8% at December 31, 1997)
     at the Company's option at the prime rate of a bank
     (8.5% at December 31, 1997) or the Eurodollar rate
     plus 0.625% to 1.125% (6.8% at December 31, 1997),
     due July 1, 1999                                                     $ 26,000          $ 30,100

Revolving line of credit with commercial bank, interest
     (weighted average of 5.6% at December 31, 1997) at
     the Australian Bank Bill Rate plus 0.75% (5.6% at
     December 31, 1997), due July 1, 1999                                    2,718                --

Notes payable and obligations under capital leases for
     warehouse equipment, computer equipment, office
     furniture and fixtures, interest at varying rates
     ranging from 8% to 21%, with lease terms varying from
     three to seven years                                                      498             1,016
                                                                          --------          --------

     Long-term debt                                                         29,216            31,116

Less:  Current portion of long-term debt                                      (367)             (662)
                                                                          --------          --------

     Long-term debt, less current portion                                 $ 28,849          $ 30,454
                                                                          ========          ========


     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. The maximum borrowing availability at December 31, 1997, prior to amendment, was $50 million. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. The Facility accrues interest, at the Company's option, at the prime rate of a bank or the eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios (minimum fixed charge ratio and minimum level of tangible net worth) and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of December 31, 1997, $24.0 million was available under the Facility for additional borrowings. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
   (INFORMATION RELATED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31,
                          1997 AND 1996 IS UNAUDITED.)

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, which expires on July 1, 1999, allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.9 million (U.S.) at December 31, 1997. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of December 31, 1997, the Company had borrowed approximately $2.7 million (U.S.), leaving approximately $2.2 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on July 1, 1999, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.5 million (U.S.) at December 31, 1997. The Company had no borrowings outstanding under the Canadian Facility at December 31, 1997. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

5.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                    Nine Months Ended
                                                                      December 31,
                                                                 -----------------------
                                                                    1997         1996
                                                                 ----------    ---------
                    Cash paid during the period for:
                         Interest                                $   1,644     $   1,274
                         Income taxes                            $   2,832     $   4,493

                    Acquisition of subsidiary:
                         Fair value of net assets acquired       $      --     $   2,896
                         Stock issued                                   --          (791)
                                                                 ---------     ---------
                         Net cash paid for acquisition           $      --     $   2,105
                                                                 ---------     ---------



6.   STOCK OPTIONS:

     During the nine months ended December 31, 1997, the Company granted options to certain employees under its employee stock option plans (the "Plans" ). These options were granted at the fair market value of the Company's common stock at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages. In addition to the options granted under the Plans, during the nine months ended December 31, 1997, the Company granted 79,266 non-plan options.

     Also during the nine months ended December 31, 1997, the Company, at the option of individual employees, canceled options issued during fiscal year 1997 and issued replacement options, granted at the fair market value of the Company's common stock on the date of the replacement grant. Such options also become exercisable over a three year period starting with the date of the replacement grant, based on vesting percentages. The following table summarizes stock option activity for the nine months ended December 31, 1997:

                                                             Shares            Price per Share
                                                            --------           ---------------
               Outstanding, March 31, 1997                 1,706,938           $ 0.64 - $20.00
                    Granted                                1,286,650           $12.50 - $22.44
                    Exercised                               (592,384)          $ 0.64 - $16.25
                    Canceled                                (646,302)          $ 9.75 - $20.00
                                                           ---------
               Outstanding, December 31, 1997              1,754,902            $0.64 - $22.44
                                                           =========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
   (INFORMATION RELATED TO THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31,
                          1997 AND 1996 IS UNAUDITED.)



7.    RECENTLY ISSUED ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company adopted SFAS No. 128 during the quarter ended December 31, 1997, as it is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. The Company restated its EPS data for all periods presented.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements, which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standards and their potential impact on disclosures and will adopt these pronouncements in its fiscal year 1999 financial statements.

8.   SUBSEQUENT EVENTS:

     During January 1998, the Company purchased all of the common stock of Steadi-Systems, Ltd. ("Steadi"). Steadi is an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. The acquisition of Steadi will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. The Company will record a one-time charge related to the completion of transition, integration and merger activities, estimated at about $0.6 million, or approximately $0.03 per share, in the Company's fourth financial quarter ending March 31, 1998.

     During January 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 1999, the expiration date of the note.

     In February 1998, the Company's Board of Directors approved a two for one stock split which provides for each holder of Common Stock to receive one additional share for each share held. These Unaudited Interim Condensed Consolidated Financial Statements have been adjusted to reflect the split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 1997 AND 1996.

    Net Sales. Net sales for the three months ended December 31, 1997 were $186.6 million as compared to $154.4 million for the three months ended December 31, 1996, an increase of $32.2 million, or 20.8%. The increase was the result of an increase in U.S. net sales of $20.2 million, or 16.5%, and an increase in international net sales of $12.0 million, or 37.4%. Net sales for the nine months ended December 31, 1997 were $539.0 million as compared to $429.5 million for the nine months ended December 31, 1996, an increase of $109.5 million, or 25.5%. This increase was the result of an increase in U.S. net sales of $65.7 million, or 18.6%, and an increase in international net sales of $43.8 million, or 57.5%. The growth in U.S. and international net sales was primarily due to new customers, increased sales volume to large national accounts, computer and office product superstores, the Company's continued introduction of new products, and the addition of net sales from its Australian subsidiary which was acquired by the Company during the third quarter of fiscal year 1997. Net sales to new customers for the nine months ended December 31, 1997 were approximately $27 million, including the net sales from its new Australian subsidiary, while net sales to existing customers increased by approximately $83 million during this period.

    During November 1997, the Company announced that it would not match lower pricing offered by a competitor to one of the Company's largest customers. Net sales to this customer ranged from approximately 5% to 7% of the Company's total net sales during fiscal year 1997 and the first six months of fiscal year 1998. The Company believes that the loss of net sales to this customer in the future will reduce the Company's growth rate in net sales, gross profit and net income for the remainder of this fiscal year and next fiscal year.

    Gross Profit. Gross profit for the three months ended December 31, 1997 was $18.8 million as compared to $15.2 million in the same period in 1996, an increase of $3.6 million, or 23.4%, primarily as the result of increased sales volume in the third quarter of fiscal year 1998. Gross profit for the nine months ended December 31, 1997 was $53.9 million as compared to $42.5 million in the same period in 1996, an increase of $11.4 million, or 27.0%, primarily as the result of increased sales volume in the first nine months of fiscal year 1998. The Company's gross profit margin as a percent of net sales was 10.1% for the three month period ended December 31, 1997 as compared to 9.8% for the same period of 1996. The Company's gross profit margin as a percent of net sales was 10.0% for the nine month period ended December 31, 1997 as compared to 9.9% for the same period in 1996. The increase in the Company's gross profit margin as a percentage of net sales was a result of higher margin fee revenue business for the Company's outsource providing subsidiary, Priority Fulfillment Services ("PFS"), and enhanced product sourcing in fiscal year 1998. The Company believes that the competitive environment and consolidation of its wholesale customers will continue to pressure downward the Company's gross profit margin percentage during fiscal year 1998.

    SG&A Expenses. SG&A expenses for the three months ended December 31, 1997 were $11.5 million, or 6.2% of net sales, as compared to $9.4 million, or 6.1% of net sales, for the three months ended December 31, 1996. SG&A expenses for the nine months ended December 31, 1997 were $33.1 million, or 6.1% of net sales, as compared to $26.1 million, or 6.1% of net sales, for the nine months ended December 31, 1996. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The Company continues to incur incremental SG&A expenses to invest in growth areas of the business, PFS in particular. SG&A as a percentage of net sales for the first nine months of fiscal year 1998 remained unchanged as these incremental SG&A expenses were offset by improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

    Income from Operations. Income from operations for the three months ended December 31, 1997 was $7.3 million as compared to $5.8 million for the same period during 1996, an increase of $1.5 million, or 24.5%. Income from operations for the nine months ended December 31, 1997 was $20.8 million as compared to $16.4 million for the same period during 1996, an increase of $4.4 million, or 26.9%. This increase was due to increased sales volume and increased gross profit partially offset by increased SG&A expenses related to the incremental volume. Income from operations as a percentage of net sales was 3.9% for both the three and nine months ended December 31, 1997 as compared to 3.8% for the corresponding periods ending December 31, 1996.

    Interest Expense. Interest expense for the three months ended December 31, 1997 was $0.5 million as compared to $0.4 million for the three months ended December 31, 1996. Interest expense for the nine months ended December 31, 1997 was $1.6 million as compared to $1.2 million for the nine months ended December 31, 1996. Interest expense was higher during the three months ended December 31, 1997 primarily due to an increase in the average line of credit due to increased sales volume in addition to a slight increase in interest rates during fiscal year 1998. The weighted average interest rate was 6.9% and 6.7 % for the nine month periods ended December 31, 1997 and 1996, respectively.

    Income Taxes. The Company's provision for income taxes was $2.6 million for the three months ended December 31, 1997 as compared to $2.1 million for the three months ended December 31, 1996. The Company's provision for income taxes was $7.3 million for the nine months ended December 31, 1997 as compared to $5.8 million for the nine months ended December 31, 1996. The increase was primarily due to increased pretax profits. The effective tax rate for all periods presented was approximately 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the nine months ended December 31, 1997, net cash of $1.7 million was provided by financing activities, compared to net cash provided by financing activities of $11.1 million for the nine months ended December 31, 1996. Cash provided by financing activities was generated primarily from the exercise of common stock options, and during the nine months ended December 31, 1996, an increase in the Company's revolving line of credit facility. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1998, primarily to support the Company's growth.

     During the nine months ended December 31, 1997, $2.4 million was provided by operating activities, while net cash of $4.6 million was used in operating activities for the nine months ended December 31, 1996. Increased working capital requirements during the nine months ended December 31, 1997, were funded by cash generated by the Company's operations. During the nine months ended December 31, 1996, increased working capital required to support the Company's growth were partially funded by cash generated from operating activities.

     The Company's principal use of funds for investing activities during the nine months ended December 31, 1997 was for capital expenditures of $3.7 million. The principal use of funds for investing activities were for capital expenditures of $3.9 million for the nine months ended December 31, 1996. Capital expenditures during fiscal year 1998 have consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based catalog and ordering tool (SOLOnet) and other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 1998 will be approximately $5 million to $6 million, and for fiscal year 1999 will be approximately $5 million to $7 million.

     Working capital increased to $93.8 million at December 31, 1997 from $80.2 million at March 31, 1997. This increase of $13.6 million was primarily attributable to an increase in accounts receivable and inventory and a decrease in accounts payable. During the nine month periods ended December 31, 1997 and 1996, the Company generally maintained an accounts receivable balance of approximately 47 days of sales. Inventory turnover, excluding Priority Fulfillment Services Division, was approximately 11 and 12 turns for the nine month periods ended December 31, 1997 and 1996, respectively.

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. The maximum borrowing availability at December 31, 1997, prior to amendment, was $50 million. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. As of December 31, 1997, the Company had borrowed $26.0 million, leaving $24.0 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, which expires on July 1, 1999, allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.9 million (U.S.) at December 31, 1997. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of December 31, 1997, the Company had borrowed approximately $2.7 million (U.S.), leaving approximately $2.2 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on July 1, 1999, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.5 million (U.S.) at December 31, 1997. The Company had no borrowings outstanding under the Canadian Facility at December 31, 1997. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

        During January 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 1999, the expiration date of the note.

     During the nine months ended December 31, 1997, approximately 22% of the Company's net sales were sold through the Company's Canadian, Mexican, Australian and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, on an annual basis, the Company has entered into various one-year forward Canadian and various forward Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. In May 1997, the Company entered into a $9.6 million (U.S.) one-year forward Canadian currency exchange contract to replace the previous contract, which matured during that same month. In October 1997, the Company entered into a $1.8 million (U.S.) one-year forward Australian currency exchange contract to replace a previous contract, which matured during that same month. As of December 31, 1997, the Company had incurred unrealized gains of approximately $0.4 million and $0.1 million, net of income taxes, on these outstanding Canadian and Australian forward exchange contracts, respectively. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     During January 1998, the Company purchased all of the common stock of Steadi-Systems, Ltd. ("Steadi"). Steadi is an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. The acquisition of Steadi will be accounted for using the purchase method of accounting, and, accordingly, the purchase price will be allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. The Company will record a one-time charge related to the completion of transition, integration and merger activities, estimated at about $0.6 million, or approximately $0.03 per share, in the Company's fourth financial quarter ending March 31, 1998.

     The Company may attempt to acquire other businesses to expand its product line in its core wholesale business and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS subsidiary. The Company currently has no agreements to acquire any such businesses. Should the Company be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

     The Company believes it will be able to satisfy its working capital needs for fiscal year 1998, as well as business growth and planned capital expenditures, through funds available under the Company's various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities. In addition, depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

     The Company has developed plans to ensure its information systems are capable of properly utilizing dates beyond December 31, 1999 (the "Year 2000" issue). The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations. The total cost of implementing these system upgrades and modifications is not expected to be material to the Company's results of operations or cash flows, and the Company estimates completion by December 31, 1998. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from these estimates.

     To the extent it can, the Company is also working with its customers, suppliers and other service providers to ensure their systems are Year 2000 compliant. There can be no assurance that customers or suppliers will successfully implement Year 2000 compliant systems. In the event that numerous or significant customers or suppliers do not successfully implement Year 2000 compliant systems, the Company's operations could be materially affected. In the event any service providers are unable to convert their systems appropriately, the Company will switch to providers capable of performing such processing.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company adopted SFAS No. 128 during the quarter ended December 31, 1997, as it is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. The Company restated its EPS data for all periods presented.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standards and their potential impact on disclosures and will adopt these pronouncements in its fiscal year 1999 financial statements.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

           EXHIBIT
             NO.            DESCRIPTION OF EXHIBITS
           -------          ---------------------------------------------------
            10.1            Lease Amending  Agreement  dated September 5, 1997
                            to Lease Agreement dated June 1, 1995 between GPM
                            Real Property (6) Ltd. And Endow (6) Inc. and
                            Daisytek (Canada) Inc.

            10.2            Lease Agreement dated October 31, 1997 between
                            G.T.W.  International PTE LTD and Daisytek Asia
                            PTE LTD.

            10.3            Committed Credit Facility Agreement dated
                            October 22, 1997 between Daisytek Australia PTY LTD, as Borrower, Daisytek International Corporation and
                            Daisytek, Inc., as Guarantors, and The First
                            National Bank of Chicago, as Lender.

            10.4            Fourth Amendment to Credit Agreement dated December
                            11, 1997 between Daisytek, Incorporated, as
                            Borrower, Daisytek International Corporation and
                            Borrower's Subsidiaries, as Guarantors, and State
                            Street Bank and Trust Company, The First National
                            Bank of Chicago, and Texas Commerce Bank National
                            Association, as Lenders.

            10.5            Revolving Credit and Foreign Exchange Facility
                            Agreement dated December 31, 1997 between
                            Daisytek (Canada) Inc., as Borrower, Daisytek, Inc., as Guarantor, and First Chicago NBD Bank, Canada, as
                            Lender.

             11             Statement re:  Computation of Earnings Per Share.

             27             Financial Data Schedule.

    b) Reports on Form 8-K:

         Form 8-K filed on November 5, 1997 reporting Item 5. the Company's press release dated November 5, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 17, 1998




                            DAISYTEK INTERNATIONAL CORPORATION


                            By:  /s/ Thomas J. Madden
                                 -------------------------------
                                 Thomas J. Madden
                                 Chief Financial Officer,
                                 Chief Accounting Officer,
                                 Vice President - Finance

                                INDEX TO EXHIBITS


 Exhibit
   No.                                   Description of Exhibits
----------                               -----------------------
   10.1            Lease Amending Agreement dated September 5, 1997 to Lease Agreement dated June 1, 1995 between GPM Real Property (6) Ltd.  And Endow (6)
                   Inc. and Daisytek (Canada) Inc.

   10.2            Lease Agreement dated October 31, 1997 between G.T.W. International PTE
                   LTD and Daisytek Asia PTE LTD.

   10.3            Committed Credit Facility Agreement dated October 22, 1997 between
                   Daisytek Australia PTY LTD, as Borrower, Daisytek International
                   Corporation and Daisytek, Inc., as Guarantors, and The First National
                   Bank of Chicago, as Lender.

   10.4            Fourth Amendment to Credit Agreement dated December 11, 1997 between
                   Daisytek, Incorporated, as Borrower, Daisytek International Corporation
                   and Borrower's Subsidiaries, as Guarantors, and State Street Bank and
                   Trust Company, The First National Bank of Chicago, and Texas Commerce
                   Bank National Association, as Lenders.

   10.5            Revolving Credit and Foreign Exchange Facility Agreement dated
                   December 31, 1997 between Daisytek (Canada) Inc., as Borrower, Daisytek,
                   Inc., as Guarantor, and First Chicago NBD Bank, Canada, as Lender.

    11             Statement re:  Computation of Earnings Per Share

    27             Financial Data Schedule