Form 10-K405
period 1998-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1998-05-29
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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


        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

       Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                ---

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 9, 1998 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $390,012,298.

       As of May 9, 1998, there were 16,025,204 shares outstanding of the registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                    Part II - Prospectus dated March 26, 1998

     Unless the context otherwise requires, references to Daisytek International Corporation include its direct and indirect subsidiaries, including Daisytek, Incorporated, the Company's primary operating subsidiary. References in this Report to the Company's fiscal year means the 12 month period ending on March 31 of such year.

                                      INDEX


     PART 1                                                                                         Page
                                                                                                    ----
     Item 1.      Business.......................................................................     3

     Item 2.      Properties.....................................................................     9

     Item 3.      Legal Proceedings..............................................................     9

     Item 4.      Submission of Matters to a Vote of Security Holders............................     9

     PART II

     Item 5.      Market for Registrant's Common Equity and
                  Related Stockholder Matters ...................................................    10

     Item 6.      Selected Financial Data .......................................................    10

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................    12

     Item 8.      Financial Statements and Supplementary Data ...................................    19

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ...........................................    19

     PART III

     Item 10.     Directors and Executive Officers of the Registrant.............................    39

     Item 11.     Executive Compensation ........................................................    41

     Item 12.     Security Ownership of Certain Beneficial Owners
                  and Management ................................................................    43

     Item 13.     Certain Relationships and Related Transactions ................................    45

     PART IV

     Item 14      Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K....................................................................    45


     SIGNATURES .................................................................................    51

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Daisytek International Corporation (the "Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer supplies products"). The Company distributes over 10,000 computer supplies products to over 25,000 customer locations, including value-added resellers ("VARs"), computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores and other retailers who resell the products to end-users. The Company believes it is the largest wholesale distributor of computer supplies products in the world.

    The Company sells primarily nationally known, name-brand computer supplies products manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Digital Equipment Corporation, Apple, Panasonic, Kodak, Imation, Epson, Sony, Xerox, Brother and Maxell. The Company's products include consumable supplies such as laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories. The Company's products are used in a broad range of computers and office automation products, including laser and inkjet printers, photocopiers, fax machines and data storage products.

    The Company utilizes sophisticated telemarketing, direct mail programs, frequent innovative sales promotions and electronic commerce technology to market its computer supplies products throughout the United States, Canada, Mexico, Australia and Latin America, as well as in other international markets, including Singapore and the Pacific Rim. The Company presently operates one centralized "superhub" distribution center in Memphis, Tennessee, to service the U.S. and certain international markets. To service other international markets, the Company also operates smaller regional sales and distribution centers in Miami, Florida, Mexico, Australia and Canada and recently opened a sales and distribution facility in Singapore. Most of the Company's U.S. computer supplies products shipments are shipped via Federal Express under an agreement (the "Federal Express Agreement") which, together with the Company's centralized distribution center, enables the Company to accept orders for computer supplies products until 9:00 p.m. Eastern Standard Time (EST) and offer its customers next business day delivery of product in stock.

    During fiscal year 1996, the Company formed Priority Fulfillment Services ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners and other customers. Through PFS, the Company sells its core competencies in call center, product fulfillment, logistics and support services. PFS customizes these services to meet the specific requirements of these companies. PFS's call-center services include: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support. PFS utilizes the Company's distribution facilities and maintains relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS presently provides its services under both fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and transaction based contracts (where PFS takes title and resells the products).

    In January 1998, the Company expanded its product line and customer base by acquiring Steadi-Systems, Ltd., ("Steadi-Systems") an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. Steadi-Systems distributes a wide array of professional-grade media products (film stock, video, audio and data storage media) and video hardware (analog and digital equipment) and is an authorized dealer for leading manufacturers such as Sony, Fuji, JVC, Avid and others. Steadi-Systems' customers include production companies, post-production operations, educational institutions, governmental agencies, television stations and other professional and individual customers. The Company believes that the integration of Steadi-Systems into the

Company's call center technology, management information systems and distribution expertise should provide Steadi-Systems with the opportunity to expand its customer base and offer higher and more efficient levels of service, although no assurance can be given in this regard.

     In May 1998, the Company announced that it had signed a letter of intent to acquire The Tape Company, Inc. ("The Tape Company"), a Chicago-based independent distributor of professional-grade audio and video media products. The Company plans to integrate The Tape Company and Steadi-Systems into a leading nationwide wholesale distributor of professional tape products, although no assurance can be given in this regard.

PRODUCTS

    The Company distributes over 10,000 different computer supplies products and regularly updates its product line to reflect advances in technology and provide a wide product range of the most popular products. Computer supplies products sales represented over 90% of the Company's total net sales in fiscal year
1998. The Company's major computer supplies product categories can generally be classified as follows:

    Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, inkjet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, personal copiers and fax machines, are rapidly growing in popularity and have a wide range of applications. Sales of non-impact printer supplies accounted for approximately 55.4% of the Company's total net sales of computer supplies products in the year ended March 31, 1998. The Company also sells specialized all-in-one toner cartridges for laser printers produced by manufacturers such as Canon, Hewlett-Packard, Digital, Brother and Apple. Sales of these supplies accounted for approximately 23.4% of the Company's total net sales of computer supplies products in fiscal year 1998.

    Magnetic Media Products. Magnetic media products include computer tapes, data cartridges, diskettes, optical disks and other products which store or record computer information and are used in a variety of computers ranging from notebook and personal computers to large mainframe computer systems. Sales of magnetic media products accounted for approximately 8.4% of the Company's total net sales of computer supplies products in fiscal year 1998.

    Impact Printer Supplies. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high-speed dot matrix printers. While new technology is moving toward non-impact printing, the Company believes that a substantial installed base of impact printers, such as dot matrix printers, are still in use and require a continuing amount of computer supplies products. Sales of impact printer supplies accounted for approximately 7.9% of the Company's total net sales of computer supplies products in fiscal year 1998.

    Accessories and Other Products. Accessories sold by the Company include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a number of other products such as transparencies, banking supplies and selected business machines. Sales of accessories and other products accounted for approximately 4.9% of the Company's total net sales of computer supplies products in fiscal year 1998.

SUPPLIERS

    The Company's computer supplies products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Digital Equipment Corporation, Apple, Panasonic, Kodak, Imation, Epson, Sony, Xerox, Brother and Maxell. During fiscal year 1998, approximately 70% of the Company's total net sales were derived from computer supplies products supplied by the Company's ten largest suppliers, with the sale of Hewlett-Packard and Canon products accounting for approximately 35% and 9% of total net sales, respectively, and the sale of Lexmark, IBM, Xerox, Epson, Brother and Okidata products each accounting for between approximately 3% to 6% of total net sales.

    Many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow moving inventory in exchange for other products. In addition, in order to introduce new products, many suppliers will permit the Company to return all unsold inventory after an introductory trial period. Material changes by one or more of the Company's key suppliers of their pricing arrangements or other marketing programs may materially and adversely affect the Company's business.

    The Company's purchases of computer supplies products inventory are closely tied to sales and are generally based upon the sales volume of the most recent six to ten week periods. Many of the Company's suppliers require minimum annual purchases, which, for fiscal year 1999, will aggregate approximately $66 million.

    The Company has entered into written distribution agreements with Hewlett-Packard, Canon, Lexmark, IBM, Xerox, Epson, Brother and Okidata and many of the other major suppliers of the products it distributes. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. The Company considers its relationships with its major suppliers, including Hewlett-Packard, Canon, Lexmark, IBM, Xerox, Epson, Brother and Okidata to be good; nevertheless, there can be no assurance that a material change in the Company's relationship with one or more of its major suppliers will not have a material adverse effect on the Company's business.

    Although the Company purchases most of its products directly from authorized U.S. manufacturers, the Company also imports products from foreign sources, particularly when fluctuations in foreign exchange rates or product prices make it attractive to do so. Similarly, depending upon product pricing and availability, the Company also purchases products from secondary sources, such as other wholesalers and selected dealers, rather than directly from the manufacturer. The Company utilizes its ability to purchase imported and secondary source products in order to provide its customers with competitive prices and a wide range of product lines. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, the Company has established various procedures which it believes enable it to identify unauthorized products and, to the extent possible, return such unauthorized products to the foreign or secondary source. Nevertheless, there can be no assurance that the Company will be completely successful in such efforts or that such imported and secondary source products will continue to be available or that any lack of availability will not have a material adverse effect on the Company's business.

SALES AND MARKETING

    The Company utilizes sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other marketing efforts to market its computer supplies products to a wide array of dealers, VARs, retailers and other resellers.

    The Company's customer and prospect list includes U.S., Canadian, Australian, Mexican, Latin American, Singaporean and other foreign computer supplies dealers, office product dealers, VARs, buying groups, computer stores, contract stationers, computer and office product superstores, catalog merchandisers, college bookstores and other resellers. The Company currently ships its computer supplies products to over 25,000 customer locations. The Company's typical customer is a small to medium sized reseller who does not have the resources to establish direct purchasing relationships with multiple manufacturers and, instead, must rely on wholesale distributors like the Company. The Company also sells its products to computer and office product superstores, which the Company believes will become an increasingly important group of customers as the Company demonstrates its ability to serve the superstores' need for timely delivery of fast-moving products and efficient distribution of a variety of product lines to multiple store locations in a more cost-effective manner than presently provided by many product manufacturers. No single customer accounts for more than 10% of the Company's sales for each of the fiscal years ended March 31, 1998, 1997 and 1996. At March 31, 1998, five computer and office product superstores and warehouse clubs represent approximately 29% of the Company's trade accounts receivable, with the largest two customers being approximately 13% and 11% of trade accounts receivable, and reflects the significance of this market segment. As a result of customer consolidation, the Company's U.S. sales growth of computer supplies products has been slowing. The Company presently expects to partially offset this reduced sales growth through international expansion, growth in its PFS business and acquisitions of businesses with complementary product lines. There can be no assurance, however, that these activities will be successful.

    The Company's international sales accounted for approximately 22% of the Company's total net sales in fiscal year 1998, and the Company believes that international markets represent further opportunities for growth. To take advantage of the growing Far East and Australia marketplace, in October 1996, the Company acquired Lasercharge Pty Ltd., a large computer and office automation supplies wholesaler in Australia, and in January 1998, the Company opened a sales and distribution facility in Singapore. To service the growing Latin American market, the Company opened a sales office and distribution center in Mexico City, Mexico in November 1994 and opened a similar facility in Miami, Florida, in January 1996. The Company also has sales and distribution operations in Canada. There can be no assurance, however, that the Company will be successful in these or other international efforts or that the risks inherent in international operations, such as currency fluctuations or the political or economic instability of certain foreign countries and regions, such as Mexico and the Pacific Rim, will not have a material adverse effect on the Company's results of operations. See Note 8 of the Notes to Consolidated Financial Statements for certain financial information regarding the Company's domestic and international sales during the last three fiscal years.

    The Company's computer supplies products sales force, as of March 31, 1998, consisted of approximately 185 telemarketing sales representatives located in the Company's headquarters in Plano, Texas, 27 telemarketing sales representatives located in Memphis, Tennessee, 47 telemarketing sales representatives located in the Company's office in Canada, 36 telemarketing sales representatives located in the Company's office in Mexico, 14 telemarketing sales representatives located in the Company's office in Australia, 2 telemarketing sales representatives located in the Company's office in Miami, Florida, and 2 telemarketing sales representative located in Singapore.

    The Company's computer supplies sales and telemarketing department is divided into several groups or teams, each having its own particular sales objective. For example, the Retail Department focuses specifically on large computer retailers and office product superstores and highlights the Company's ability to more efficiently distribute a wide variety of small shipments to a larger number of store locations than presently provided by product manufacturers. Similarly, a separate group of sales representatives are responsible for a select group of national accounts, such as contract stationers, office products dealers and buying groups, while others focus on new accounts, existing business or international and export sales. By utilizing sophisticated telemarketing software and call management systems, including caller identification, sales representatives are able to verify customer account numbers and contact persons and quickly identify a customer's buying patterns, recent purchases, credit availability and other sales and marketing information. The telecommunications software also enables sales and marketing management to better identify, control and monitor sales representatives' prospecting activity with the Company's customers.

    The Company provides extensive training for new computer supplies products sales personnel with special emphasis on the need for regular customer contact, response to customers' demands for product information and the need to inform customers of technological advancements by the Company's suppliers. The Company, together with its major suppliers, provides the Company's sales personnel with ongoing product-specific training and education emphasizing computer supplies as well as new technologies, new products and new product applications.

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

    One of the Company's primary marketing tools of computer supplies products is its quarterly catalog, known as the "Book of Deals." In order to promote its image as a low cost wholesaler and provider of value-added services, the Book of Deals will usually highlight a theme related to specific products, customer services or a combination of the two. The Company presently distributes a total of approximately 41,000 catalogs and contract price books to its active U.S. customers each quarter. The Company also distributes a separate Book of Deals designed specifically for each of its Canadian, Mexican and Australian subsidiaries as well as for its subsidiary in Singapore. Other catalog-type marketing tools used by the Company include customized catalogs produced by the Company for the reseller to distribute to its end-user customers. The Company also distributes "flyers" which announce new product line additions or special promotions and are usually inserted in the Book of Deals or mailed directly to customers.

    Although the Book of Deals remains one of the Company's primary marketing tools, the Company also uses electronic commerce marketing tools as well. The Company believes it has established itself as a leader in the deployment of electronic commerce in the computer supplies products industry. These tools are designed to win further market share and to reduce cost in the customer relationship by automating information flow. By accepting both externally developed commercially available technologies as well as internally developed proprietary technologies, the Company can offer a suite of electronic commerce solutions including: traditional X.12 and proprietary EDI; third party software systems such as DDMS, OPUS, Britannia, and Moore O.P. Services; and Internet, intranet, and extranet systems.

    During fiscal year 1997, the Company introduced a CD-ROM based electronic catalog of computer supplies products and on-line ordering tool, known as "SOLO", the System for Online Ordering, and during fiscal year 1998, introduced a World Wide Web version of the product, known as "SOLOnet". These electronic tools provide customers with on-line ordering capabilities; fingertip access to up-to-date pricing, product and order information; search and retrieval capabilities based on part numbers, manufacturers, product description, retail price, machine compatibility and other factors; and convenient access to manufacturers' product literature and training videos; and allows customers to view their own account information.

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

MANAGEMENT INFORMATION SYSTEMS

    The Company maintains advanced management information systems and has automated virtually all key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales and margins, inventory levels, customer payments and other operations which is essential for the Company to operate as a low cost, high efficiency wholesale distributor.

    The implementation of these systems has allowed the Company to offer an advanced suite of electronic commerce tools to its customers so that the Company can communicate with their computer systems and automatically process, send and receive purchase orders, invoices and acknowledgments. The Company offers "customer links" to provide customers with direct access to a proprietary Company database to examine pricing, credit information, product description and availability and promotional information. This link also allows customers to place orders directly into the Company's order processing system. These systems also allow the Company to offer similar features to its customers through SOLOnet.

    The Company has also invested in advanced telecommunications, voice response equipment, electronic mail and messaging, automated fax technology, scanning, wireless technology, bar coding, fiber optic network communications and automated inventory management. The Company has developed and utilizes telecommunications technology which provide for automatic customer call recognition and customer profile recall for inbound telemarketing representatives and computer generated outbound call objectives for outbound telemarketing representatives.

    The Company plans to continue to invest in various management information systems enhancements and upgrades to improve efficiency, monitor its operations, manage inventory risks and offer faster and higher levels of service to its customers and vendors.

DISTRIBUTION

    During fiscal year 1993, the Company consolidated its five U.S. regional distribution centers into a new "superhub" distribution center located in Memphis, Tennessee. During fiscal year 1997, the Company more than doubled the size of this facility to its current size of approximately 370,000 square feet. The facility is located approximately four miles from the Federal Express hub facility and contains automated conveyors, in-line scales and shipment photographs for automatic accuracy checking, computerized sorting equipment, powered material handling equipment and scanning and bar-coding systems.

    Since the consolidation of its regional U.S. distribution centers and the opening of the Memphis distribution center, the Company has (i) reduced the amount of "safety stock" inventory previously carried in different distribution centers, which, in turn, has reduced the Company's working capital borrowings,
(ii) increased its inventory turnover rate, (iii) improved its order fill rate to a level of approximately 95%, (iv) improved personnel productivity and reduced shipping errors and their associated costs, (v) improved delivery time to most geographic areas through later order acceptance times (currently 9:00 p.m. EST) and next business day delivery with the implementation of the Federal Express Agreement and (vi) reduced real estate expenses.

    The Company believes that consumable computer supplies and other products sold by the Company are particularly suited to cost effective overnight delivery because of their unique value to weight characteristics. Accordingly, almost all of the Company's U.S. computer supplies package orders are shipped via Federal Express, except for certain "heavyweight" packages or as otherwise requested by the customer. The Company's centralized distribution center, together with the implementation of the Federal Express Agreement, enables the Company to offer to its customers next business day delivery to most U.S. geographic areas. The Company ships virtually 100% of U.S. computer supplies orders for product in stock on the same day.

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

    Substantially all of the Company's U.S. computer supplies products sales are distributed from the Memphis distribution center. In order to effectively service foreign markets, the Company also operates smaller, regional warehouse and distribution facilities in Toronto and Vancouver, Canada; Mexico City, Mexico; Sydney, Australia; Singapore; and Miami, Florida.

EMPLOYEES

    As of March 31, 1998, the Company had 865 full-time employees and 106 part-time employees (including PFS and Steadi-Systems), of which 305 were in executive and administrative positions, including accounting, purchasing, credit and management information systems, 372 were in sales and marketing and 294 were in warehousing and related functions. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be favorable, and the Company believes it will be able to continue this relationship by various employee incentive and participation programs, including employee stock options.

    The Company also actively recruits college graduates through on-campus recruiting programs. Each newly hired employee for this program is placed into the Company's training program for approximately three months, which introduces them to most aspects of the Company's business. Management believes that this program is an important tool in recruiting and developing high quality individuals with management potential to support the Company's future growth.

COMPETITION

    The Company believes that most, if not all, of its customers maintain several sources of supply for their computer supplies product requirements. Accordingly, the Company competes with product manufacturers, general office supply wholesalers, other national and regional wholesale computer supplies distributors, computer hardware and software distributors and, to a lesser extent, non-specialized wholesaler distributors. Many of these competitors such as product manufacturers, computer hardware distributors and general office supply wholesalers are larger and have substantially greater financial and other resources than the Company. Competition in the Company's industry is generally based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of customer services. The Company competes primarily on the basis of its ability to offer low prices and quality service while maintaining a high level of operating efficiency. The Company believes its competitive advantages over product manufacturers and other wholesale distributors include its ability to efficiently maintain a wide selection of name brand products in stock ready to be shipped on a same-day basis and delivered overnight, to efficiently distribute its products, to provide innovative and high quality value-added customer service programs and to respond to changing customer demands and product development.

BACKLOG

    The Company does not have a significant backlog of orders and does not consider backlog to be material to an understanding of its business.

ITEM 2. PROPERTIES

    The Company's U.S. sales and executive and administrative offices are located in a 65,419 square foot central office facility located in Plano, Texas, a Dallas suburb. The Company also operates regional sales and distribution centers in Singapore; Toronto, Ontario; Mexico City, Mexico; Vancouver, British Columbia; Sydney, Australia; and Miami, Florida. Steadi-Systems operates from offices in New York, New York; Hollywood, San Francisco and Irvine, California; Phoenix, Arizona; and Miami, Florida. The Company's central U.S. distribution center is located in Memphis, Tennessee.

    All of the Company's facilities are leased under leases, which contain one or more multiple year renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed and trades on the Nasdaq Stock Market under the symbol "DZTK." The following table sets forth for the period indicated the high and low sale price for the Common Stock as reported by the Nasdaq National Market, as adjusted to reflect the two for one stock split effective March 2, 1998:


                                                                 PRICE
                                                          ------------------
                                                          HIGH           LOW
                                                          ----           ---
       Fiscal Year 1997
         First Quarter.......................        $    23 1/2    $   16 1/4
         Second Quarter......................        $    22 1/16   $   17 1/4
         Third Quarter.......................        $    21 3/4    $   17 1/4
         Fourth Quarter......................        $    21        $   15 1/2
       Fiscal Year 1998
         First Quarter.......................        $    19 7/8    $   12 3/8
         Second Quarter......................        $    24        $   19 3/8
         Third Quarter.......................        $    22 1/2    $   16 5/16
         Fourth Quarter .....................        $    28 1/4    $   17 3/8



     As of May 9, 1998, there were approximately 3,200 shareholders of which 84 were record holders of the Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the further development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated statement of income data for each of the fiscal years ended March 31, 1998, 1997 and 1996, and the selected consolidated balance sheet data as of March 31, 1998 and 1997 have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The selected consolidated statements of income data for the fiscal years ended March 31, 1995 and 1994 and the selected consolidated balance sheet data as of March 31, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K . The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K.


                                                  FISCAL YEARS ENDED MARCH 31,
                                   --------------------------------------------------------
                                     1998        1997        1996        1995        1994
                                   --------    --------    --------    --------    --------
                                              (in thousands, except per share data)
CONSOLIDATED STATEMENT OF
  INCOME DATA:
  Net sales ...................    $757,027    $603,814    $464,169    $352,953    $276,699
  Cost of sales ...............     679,726     543,848     416,199     316,982     247,480
  Provision for losses from
     disposal of software and
     hardware inventory .......        --          --          --          --           402
                                   --------    --------    --------    --------    --------
         Gross profit .........      77,301      59,966      47,970      35,971      28,817
  Selling, general and
     administrative expenses ..      47,684      36,630      29,024      23,260      20,338
  Acquisition integration costs         735        --          --          --          --
                                   --------    --------    --------    --------    --------
         Income from
           operations .........      28,882      23,336      18,946      12,711       8,479
  Interest expense ............       2,698       1,677       1,482       2,050       1,726
                                   --------    --------    --------    --------    --------
  Income before income
     taxes ....................      26,184      21,659      17,464      10,661       6,753

  Provision for income
     taxes ....................      10,024       8,292       6,697       4,165       2,496
                                   --------    --------    --------    --------    --------
  Net income ..................    $ 16,160    $ 13,367    $ 10,767    $  6,496    $  4,257
                                   ========    ========    ========    ========    ========
PER SHARE DATA (1):
  Net income per common
    share:
         Basic ................    $   1.19    $   1.03    $   0.85    $   0.68    $   0.49
         Diluted ..............    $   1.13    $   0.97    $   0.80    $   0.59    $   0.40
  Weighted average common
        shares outstanding:
         Basic ................      13,566      12,934      12,602       9,550       8,676
  Weighted average common and
     common share equivalents
     outstanding:
        Diluted ...............      14,343      13,826      13,514      11,084      10,576



                                                        AS OF MARCH 31,
                                    ------------------------------------------------------
                                      1998        1997        1996       1995       1994
                                    --------    --------    --------    -------    -------
                                                          (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital ..............    $122,318    $ 80,248    $ 56,663    $43,427    $28,167
  Total assets .................     246,651     175,288     128,601     94,421     67,385
  Long-term debt, net of
      current maturities .......      12,655      30,454      16,419     11,334     19,640
  Shareholders' equity .........     139,370      67,193      51,661     40,817     15,937


(1) In February 1998, the Company's Board of Directors approved a two for one stock split effected in the form of a stock dividend paid on March 2, 1998 to stockholders of record on February 16, 1998. Share data is based upon the weighted average common shares and share equivalents outstanding for each period, adjusted to reflect the split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain financial information from the Company's audited consolidated statements of income expressed as a percentage of net sales.


                                                FISCAL YEARS ENDED MARCH 31,
                                                ----------------------------
                                                  1998       1997       1996
                                                ------     ------     ------
Net sales ..................................     100.0%     100.0%     100.0%
Cost of sales ..............................      89.8       90.1       89.7
                                                ------     ------     ------
  Gross profit .............................      10.2        9.9       10.3
Selling, general and administrative expenses       6.3        6.0        6.2
Acquisition integration costs ..............       0.1       --         --
                                                ------     ------     ------
  Income from operations ...................       3.8        3.9        4.1
Interest expense ...........................       0.3        0.3        0.3
                                                ------     ------     ------
  Income before income taxes ...............       3.5        3.6        3.8
Provision for income taxes .................       1.4        1.4        1.5
                                                ------     ------     ------
  Net income ...............................       2.1%       2.2%       2.3%
                                                ======     ======     ======


    The following table sets forth certain unaudited quarterly financial data and certain data expressed as a percentage of net sales for fiscal years 1998 and 1997. The unaudited quarterly information includes all adjustments, consisting of only normal recurring adjustments, which management considers necessary for a fair presentation of the information shown. The financial data and ratios for any quarter are not necessarily indicative of results of any future period.


                                       FISCAL YEAR 1998                               FISCAL YEAR 1997
                    -----------------------------------------------     -----------------------------------------------
                     4TH QTR      3RD QTR      2ND QTR     1ST QTR      4TH QTR      3RD QTR     2ND QTR       1ST QTR
                    --------     --------     --------     --------     --------     --------    --------      --------
                                                           (DOLLARS IN THOUSANDS)
Net sales ......    $218,061     $186,586     $179,568     $172,812     $174,343     $154,429     $138,148     $136,894

Gross profit ...    $ 23,361     $ 18,763     $ 17,871     $ 17,306     $ 17,503     $ 15,204     $ 13,589     $ 13,670
  Gross profit
    margin .....        10.7%        10.1%        10.0%        10.0%        10.0%         9.8%         9.8%        10.0%
SG&A
    expenses ...    $ 14,541     $ 11,508     $ 11,052     $ 10,583     $ 10,552     $  9,375     $  8,397     $  8,306
  Percent of net
    sales ......         6.7%         6.2%         6.2%         6.1%         6.1%         6.1%         6.1%         6.1%
Acquisition
   integration
   costs .......    $    735     $   --       $   --       $   --       $   --       $   --       $   --       $   --
  Percent of net
    sales ......         0.3%        --           --           --           --           --           --           --
Income from
  operations ...    $  8,085     $  7,255     $  6,819     $  6,723     $  6,951     $  5,829     $  5,192     $  5,364
  Operating
    margin .....         3.7%         3.9%         3.8%         3.9%         4.0%         3.8%         3.8%         3.9%
Net income .....    $  4,324     $  4,138     $  3,869     $  3,829     $  4,007     $  3,364     $  2,955     $  3,041
  Net margin ...         2.0%         2.2%         2.2%         2.2%         2.3%         2.2%         2.1%         2.2%



Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

    Net Sales. Net sales for the year ended March 31, 1998 were $757.0 million as compared to $603.8 million for the year ended March 31, 1997, an increase of $153.2 million, or 25.4%, as the result of an increase in U.S. net sales of $99.3 million, or 20.2%, and an increase in international net sales of $53.9 million, or 47.9%. The growth in U.S. and international net sales was primarily due to increased sales volume to large national accounts, computer and office product superstores, new customers and the Company's continued introduction of new products. Also, sales grew during fiscal year 1998 as a result of higher sales volume of products under revenue-based outsourcing contracts, and the addition of net sales from its Australian subsidiary and from Steadi-Systems, acquired by the Company during the third quarter of fiscal year 1997 and the fourth quarter of fiscal year 1998, respectively. Net sales to new customers for the year ended March 31, 1998 were approximately $36 million, including the net sales from Steadi-Systems, while net sales to existing customers increased by approximately $117 million during the year.

    During November 1997, the Company announced it would not match lower pricing offered by a competitor to one of the Company's largest customers. Net sales to this customer ranged from approximately 5% to 7% of the Company's total net sales during fiscal year 1997 and the first six months of fiscal year 1998. The Company believes that the loss of net sales to this customer in the future will reduce the Company's growth rate in net sales, gross profit and net income for fiscal year 1999. In addition, continuing consolidation among the Company's domestic customers may reduce the rate of U.S. sales growth below that achieved in the past.

    Gross Profit. Gross profit for the year ended March 31, 1998 was $77.3 million as compared to $60.0 million in fiscal year 1997, an increase of $17.3 million, or 28.9%, primarily as the result of increased sales volume in fiscal year 1998. The Company's gross profit margin as a percent of net sales was 10.2% for the year ended March 31, 1998 as compared to 9.9% for the prior year. The increase in the Company's gross profit margin percentage for fiscal year 1998 was a result of enhanced product sourcing in fiscal year 1998, and the addition of sales from Steadi-Systems, whose gross profit percentages are higher than the Company's core computer supplies business. Gross profit margins for fiscal year 1998 were maintained at approximately 10.0% to 10.1% of net sales during the first, second and third quarters and increased to 10.7% of net sales during the fourth quarter. This increase was also due to enhanced product sourcing and due to the addition of Steadi-Systems. The Company believes that the competitive environment and consolidation of its wholesale computer supplies products customers will continue to place downward pressure on the Company's gross profit margin percentage during fiscal year 1999.

    SG&A Expenses. SG&A expenses for the year ended March 31, 1998 were $47.7 million (excluding one-time acquisition integration costs), or 6.3% of net sales, as compared to $36.6 million, or 6.0% of net sales, for the year ended March 31, 1997. The increase in SG&A expenses was primarily a result of the increase in variable costs associated with the Company's increased sales volume. The increase in SG&A expenses as a percentage of net sales for fiscal year 1998 were primarily due to increased SG&A costs from the addition of Steadi-Systems, whose SG&A expenses are higher than the Company's core computer supplies business, and due to incremental SG&A expenses associated with its PFS subsidiary. For the fourth quarter of fiscal year 1998, SG&A expenses, excluding the one-time charges, increased to 6.7% of net sales as compared to approximately 6.1% to 6.2% of net sales for the first, second and third quarters of fiscal year 1998. This increase was primarily due to the higher SG&A expenses as a percent of net sales associated with Steadi-Systems. These increased costs during fiscal year 1998 were partially offset by lower costs due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

    Acquisition Integration Costs. During January 1998, the Company purchased all of the common stock of Steadi-Systems. The Company recorded a one-time acquisition integration charge related to the completion of transition, integration and merger activities of about $0.7 million, or approximately $0.03 per share, in the Company's fourth financial quarter ending March 31, 1998. See further discussion of the acquisition of Steadi-Systems in "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

    Income from Operations. Income from operations for the year ended March 31, 1998 was $28.9 million. Income from operations excluding one-time acquisition integration costs, was $29.6 million as compared to $23.3 million for fiscal year 1997, an increase of $6.3 million, or 26.9%. This increase was primarily due to increased sales volume and increased gross profit, which were partially offset by higher SG&A costs. Income from operations as a percentage of net sales was 3.8% for the year ended March 31, 1998. Income from operations as a percentage of net sales, excluding the one-time acquisition integration costs, was 3.9% for the years ended March 31, 1998 and 1997.

    Interest Expense. Interest expense was $2.7 million during the year ended March 31, 1998 and was $1.7 million during the year ended March 31, 1997. Interest expense increased as a result of an increase in the average line of credit to support a larger revenue base, the acquisition of Steadi-Systems, and higher inventory levels due to purchasing opportunities. The weighted average interest rate was 6.7% during the years ended March 31, 1998 and 1997.

    Income Taxes. The Company's provision for income taxes was $10.0 million for the year ended March 31, 1998 as compared to $8.3 million for the year ended March 31, 1997. The increase was due to increased pretax profits. The effective tax rate for both years was approximately 38.3%.

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

    Gross Profit. Gross profit for the year ended March 31, 1997 was $60.0 million as compared to $48.0 million in fiscal year 1996, an increase of $12.0 million, or 25.0%, primarily as the result of increased sales volume in fiscal year 1997. The Company's gross profit margin as a percent of net sales was 9.9% for the year ended March 31, 1997 as compared to 10.3% for the prior year. Gross profit margin percentage declined during the year ended March 31, 1997 primarily because the prior year's results include the benefit of incremental margins earned on the sale of certain one-time inventory purchases by the Company prior to manufacturer price increases. If the benefits of the one-time inventory purchase actions are excluded from the prior year's results, gross profit as a percentage of net sales for fiscal year 1997 is slightly lower as compared to the prior year. Increased sales at lower gross profit margins to large national accounts and computer and office product superstores also contributed to the decline in gross profit margin percentages during the year ended March 31, 1997.

    SG&A Expenses. SG&A expenses for the year ended March 31, 1997 were $36.6 million, or 6.0% of net sales, as compared to $29.0 million, or 6.2% of net sales, for the year ended March 31, 1996. The increase in SG&A expenses was primarily a result of the increase in variable costs associated with the Company's increased sales volume. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company. During fiscal 1997, the Company incurred incremental SG&A expenses associated with its PFS subsidiary and also associated with an expansion of its leased facilities in Memphis and Plano.

    Income from Operations. Income from operations for the year ended March 31, 1997 was $23.3 million as compared to $18.9 million for fiscal year 1996, an increase of $4.4 million, or 23.2%. This increase was primarily due to increased sales volume, increased gross profit and improved operating efficiencies. Income from operations as a percentage of net sales was 3.9% for the year ended March 31, 1997 as compared to 4.1% for the year ended March 31, 1996, primarily as the result of a decrease in gross profit margin as a percentage of net sales which was somewhat offset by a decline in SG&A expenses as a percentage of net sales. Income from operations as a percentage of net sales for the year ended March 31, 1997 declined primarily because the prior year's results include the effects of the one-time inventory purchase actions. When the benefits of the one-time inventory purchase actions are excluded from the prior year's results, income from operations as a percentage of net sales for fiscal year 1997 was slightly higher than fiscal year 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's primary source of cash has been from financing activities. Net cash provided by financing activities was $33.4 million, $15.6 million and $5.2 million for fiscal years 1998, 1997 and 1996, respectively. Cash provided by financing activities, primarily through the proceeds received from the issuance of common stock and from the Company's lines of credit, have been used to finance the Company's operations and expansion. In March 1998, the Company sold 2,300,000 shares of common stock in a secondary common stock offering, using the net proceeds of approximately $52.6 million to reduce outstanding indebtedness under the Company's lines of credit.

    Net cash used in operating activities was $20.5 million, $7.0 million and $0.4 million for fiscal years 1998, 1997 and 1996, respectively. The Company's net cash used in operations mainly related to increases in working capital requirements, primarily due to increases in accounts receivable and inventory partially offset by an increase in accounts payable, to support growth in the Company's business during the periods. These increased working capital requirements were partially funded by cash generated by the Company's operations.

    The Company's principal use of funds for investing activities was capital expenditures of $6.1 million, $5.9 million and $5.0 million for fiscal years 1998, 1997 and 1996, respectively, and for acquisitions of businesses of $6.3 million and $2.1 million in fiscal years 1998 and 1997, respectively. Capital expenditures have consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based catalog and ordering tool (SOLOnet) and other methods of electronic commerce, and general expansion of its facilities. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 1999 will be approximately $6 to $7 million.

    Working capital increased to $122.3 million at March 31, 1998 from $80.2 million at March 31, 1997, an increase of $42.1 million which was primarily attributable to increases in accounts receivable and inventory which were partially offset by increases in accounts payable. During fiscal years 1998 and 1997, the Company generally maintained an accounts receivable balance of approximately 47 and 46 days of sales, respectively. This increase is primarily related to an increased concentration of receivables from large retail computer and office product superstores, which generally take longer to pay. During fiscal years 1998 and 1997 the Company generally maintained an inventory turnover rate of approximately 11 turns, excluding inventory owned by the Company related to PFS, its subsidiary which provides product fulfillment and distribution services to third parties. The levels of such inventory is generally managed by the third party and thus is not indicative of the inventory turnover maintained by the Company's core wholesale business. From time-to-time, the Company may take advantage of attractive product sourcing opportunities that may temporarily lower the Company's overall inventory turnover rate.

    In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. As of March 31, 1998, the Company completed a secondary offering of its common stock and applied the net proceeds of approximately $52.6 million to repay in full all outstanding amounts under the Facility, leaving $65.0 million available for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

    During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, which expires on July 1, 1999, allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $5.0 million (U.S.) at March 31, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of March 31, 1998, the Company had borrowed approximately $4.4 million (U.S.), leaving approximately $0.6 million (U.S.) available under the Australian Facility for additional borrowings.

    During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on July 1, 1999, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.6 million (U.S.) at March 31, 1998. The Company had borrowed approximately $8.1 million (U.S.), leaving approximately $2.5 million (U.S.) available under the Canadian Facility at March 31, 1998. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

    During January 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 1999, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at March 31, 1998.

    During fiscal year 1998, approximately $166.4 million, or 22%, of the Company's net sales were sold through the Company's Canadian, Mexican, Australian, Singaporean and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency translation risks by denominating substantially all its non-Canadian and non-Australian international sales in U.S. dollars. In addition, on an annual basis, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company had the following forward currency exchange contracts outstanding as of March 31, 1998:


           CURRENCY TYPE         US$ CONTRACT AMOUNT                 CONTRACT TYPE         EXPIRATION
        ------------------       -------------------          ------------------------   ------------
         Canadian Dollars             $15.2 million            Sell Canadian Dollars        May 1998
         Canadian Dollars             $6.3 million             Buy Canadian Dollars         May 1998
        Australian Dollars            $1.8 million            Sell Australian Dollars     October 1998
        Australian Dollars            $0.5 million            Sell Australian Dollars     October 1998


    As of March 31, 1998, the Company had incurred unrealized gains of approximately $0.4 million, net of income taxes, on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

    During January 1998, the Company purchased all of the common stock of Steadi-Systems. Steadi-Systems is an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. The acquisition of Steadi-Systems was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. The Company believes that future integration of Steadi-Systems in the Company's business operations will not require significant working capital nor create other significant financing needs.

    The Company may attempt to acquire other businesses to expand its product line and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS subsidiary. In May 1998, the Company announced it had signed a letter of intent to acquire The Tape Company, Inc., ("The Tape Company") a Chicago-based distributor of professional-grade audio and video media products. It is anticipated that the Company will account for this transaction as a pooling of interests and will issue shares of its common stock. The Tape Company had revenues of approximately $40 million during the twelve-month period ending March 31, 1998. The Company is also currently involved in the due diligence process for another potential acquisition target. The Company can give no assurance at this time as to whether it will ultimately acquire these targets. Should the Company acquire these or other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

    The Company believes it will be able to satisfy its working capital needs for fiscal year 1999, as well as business growth and planned capital expenditures, through funds available under the Company's various lines of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities. In addition, depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

YEAR 2000 ISSUE

    The Company has developed plans to ensure its information systems are capable of properly utilizing dates beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations. The total cost of implementing these system upgrades and modifications is not expected to be material to the Company's results of operations or cash flows, and the Company estimates completion by December 31, 1998. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from these estimates.

    To the extent it can, the Company is also working with its customers, suppliers and other service providers to ensure their systems are Year 2000 compliant. There can be no assurance that customers or suppliers will successfully implement Year 2000 compliant systems. In the event that numerous or significant customers or suppliers do not successfully implement Year 2000 compliant systems, the Company's operations could be materially affected. In the event any service providers are unable to convert their systems appropriately, the Company plans to switch to providers capable of performing such processing, if such providers are available.

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

    Beginning in fiscal year 1997, the Company, through its PFS subsidiary, began providing product fulfillment and distribution services for third parties. Certain of these distribution agreements provide that the Company own the related inventory, some of which also allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by the Company under these contracts are higher than the Company would normally carry in its core wholesale business.

SEASONALITY

    Although the Company historically has experienced its greatest sequential quarter revenue growth in its fourth fiscal quarter, management has not been able to determine any specific seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for the Company's products due to a variety of factors, including sales increases resulting from the introduction of new computer supplies products. The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's first and second fiscal quarter results in relation to sequential quarter performance. The Company believes that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

    Management believes that inflation has not had a material effect on the Company's operations.

FORWARD-LOOKING INFORMATION

    The matters discussed in this report on Form 10-K, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated March 26, 1998, which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. The Company restated its EPS data for all periods presented.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public
Accountants..............................................................................     20

Consolidated Balance Sheets as of March 31, 1998 and 1997................................     21

Consolidated Statements of Income for the Fiscal Years Ended March 31, 1998, 1997 and
  1996...................................................................................     23

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31,
  1998, 1997 and 1996....................................................................     24

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1998, 1997
  and 1996...............................................................................     25

Notes to Consolidated Financial Statements...............................................     26



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Daisytek International Corporation:

    We have audited the accompanying consolidated balance sheets of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daisytek International Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
May 5, 1998

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS


                                                                           MARCH 31,
                                                                    -----------------------
                                                                       1998          1997
                                                                    ---------     ---------
CURRENT ASSETS:
  Cash .........................................................    $   1,068     $     552
  Accounts receivable, net of allowance for doubtful accounts of
    $2,655 and $2,360 at March 31, 1998 and 1997, respectively .      122,621        90,778
  Inventories, net:
    Inventories, excluding Priority Fulfillment Services .......       78,060        54,426
    Inventories, Priority Fulfillment Services .................       11,634        10,354
  Prepaid expenses and other current assets ....................        3,561         1,214
  Deferred income tax asset ....................................         --             565
                                                                    ---------     ---------
         Total current assets ..................................      216,944       157,889
                                                                    ---------     ---------

PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment ............................       26,968        20,949
  Leasehold improvements .......................................        1,852           673
                                                                    ---------     ---------
                                                                       28,820        21,622
  Less-- Accumulated depreciation and amortization .............      (14,024)       (9,648)
                                                                    ---------     ---------
         Net property and equipment ............................       14,796        11,974

EMPLOYEE RECEIVABLE ............................................          459           423

EXCESS OF COST OVER NET ASSETS ACQUIRED, net ...................       14,452         5,002
                                                                    ---------     ---------
         Total assets ..........................................    $ 246,651     $ 175,288
                                                                    =========     =========





              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                           MARCH 31,
                                                                                    ----------------------
                                                                                      1998          1997
                                                                                    --------     ---------
CURRENT LIABILITIES:
  Current portion of long-term debt.............................................    $    239     $     662
  Trade accounts payable .......................................................      83,787        69,321
  Accrued expenses .............................................................       7,550         6,260
  Income taxes payable .........................................................       1,504         1,398
  Deferred income tax liability ................................................       1,546          --
                                                                                    --------     ---------
         Total current liabilities .............................................      94,626        77,641
                                                                                    --------     ---------

LONG-TERM DEBT, less current portion ...........................................      12,655        30,454
                                                                                    --------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized at
    March 31, 1998 and 1997, none issued and outstanding .......................        --            --
  Common stock, $0.01 par value; 20,000,000 shares authorized at March 31, 1998 and 1997; 15,961,032 and 13,041,418 and shares
   issued and outstanding at March 31, 1998 and 1997,  respectively ............         160           130
  Additional paid-in capital ...................................................      89,878        33,266
  Retained earnings ............................................................      51,263        35,103
  Cumulative foreign currency translation adjustment ...........................      (1,931)       (1,306)
                                                                                    --------     ---------
         Total shareholders' equity ............................................     139,370        67,193
                                                                                    --------     ---------
         Total liabilities and shareholders' equity.............................    $246,651     $ 175,288
                                                                                    ========     =========




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  FISCAL YEARS ENDED MARCH 31,
                                                --------------------------------
                                                    1998        1997        1996
                                                --------    --------    --------
NET SALES ..................................    $757,027    $603,814    $464,169

COST OF SALES ..............................     679,726     543,848     416,199
                                                --------    --------    --------
                  Gross profit .............      77,301      59,966      47,970

SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES ............      47,684      36,630      29,024

ACQUISITION INTEGRATION COSTS ..............         735        --          --
                                                --------    --------    --------
                  Income from operations ...      28,882      23,336      18,946

INTEREST EXPENSE ...........................       2,698       1,677       1,482
                                                --------    --------    --------
                  Income before income taxes      26,184      21,659      17,464

PROVISION FOR INCOME TAXES:
                  Current ..................       7,913       8,095       6,460
                  Deferred .................       2,111         197         237
                                                --------    --------    --------
                                                  10,024       8,292       6,697
                                                --------    --------    --------
NET INCOME .................................    $ 16,160    $ 13,367    $ 10,767
                                                ========    ========    ========

NET INCOME PER COMMON SHARE:
                  Basic ....................    $   1.19    $   1.03    $   0.85
                  Diluted ..................    $   1.13    $   0.97    $   0.80

WEIGHTED AVERAGE
        COMMON SHARES OUTSTANDING:
                  Basic ....................      13,566      12,934      12,602

WEIGHTED AVERAGE COMMON AND COMMON
        SHARE EQUIVALENTS OUTSTANDING:
                  Diluted ..................      14,343      13,826      13,514




              The accompanying notes are an integral part of these
                            consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                           ADDITIONAL            CUMULATIVE
                                        COMMON STOCK        PAID-IN     RETAINED TRANSLATION
                                      SHARES      AMOUNT    CAPITAL     EARNINGS  ADJUSTMENT     TOTAL
                                      ------      ------    -------     --------  ----------     -----
BALANCE,
March 31, 1995 ..................    12,489,364    $125    $ 30,733     $10,969    $(1,010)    $  40,817
  Net income ....................          --       --         --        10,767       --          10,767
  Net proceeds from exercise of
     common stock options .......       196,142       2         561        --         --             563
  Costs associated with secondary
     offering of stock ..........          --       --         (484)       --         --            (484)
  Foreign currency  translation
     adjustment .................          --       --         --          --           (2)           (2)
                                     ----------    ----    --------     -------    -------     ---------

BALANCE,
March 31, 1996 ..................    12,685,506     127      30,810      21,736     (1,012)       51,661
  Net income ....................          --       --         --        13,367       --          13,367
  Net proceeds from exercise of
     common stock options .......       315,796       3       1,635        --         --           1,638
  Issuance of common stock for
     acquisition of subsidiary ..        38,562     --          791        --         --             791
  Issuance of common stock ......         1,554     --           30        --         --              30
  Foreign currency translation
     adjustment .................          --       --         --          --         (294)         (294)
                                     ----------    ----    --------     -------    -------     ---------
BALANCE,
March 31, 1997 ..................    13,041,418     130      33,266      35,103     (1,306)       67,193
  Net income ....................          --       --         --        16,160       --          16,160
  Net proceeds from exercise of
     common stock options .......       616,326       7       3,932        --         --           3,939
  Net proceeds from issuance of
     common stock ...............     2,303,288      23      52,680        --         --          52,703
  Foreign currency translation
     adjustment .................          --       --         --          --         (625)         (625)
                                     ----------    ----    --------     -------    -------     ---------

BALANCE,
March 31, 1998 ..................    15,961,032    $160    $ 89,878     $51,263    $(1,931)    $ 139,370
                                     ==========    ====    ========     =======    =======     =========




              The accompanying notes are an integral part of these
                            consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           FISCAL YEARS ENDED MARCH 31,
                                                        ----------------------------------
                                                          1998         1997         1996
                                                        --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................    $ 16,160     $ 13,367     $ 10,767
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities, net
     of effect from acquisitions of businesses:
         Depreciation and amortization .............       4,740        3,786        2,296
         Provision for doubtful accounts ...........       1,936        1,594          999
         Deferred income tax provision .............       2,111          197          237
         Changes in operating assets and liabilities
             Accounts receivable ...................     (31,278)     (22,801)     (18,888)
             Inventories, net ......................     (22,063)     (19,580)     (12,017)
             Trade accounts payable and accrued
               expenses ............................      10,145       14,559       18,495
             Income taxes payable ..................         127          969         (478)
             Prepaid expenses and other current
               assets ..............................      (2,378)         873       (1,776)
                                                        --------     --------     --------
          Net cash used in operating
         activities ................................     (20,500)      (7,036)        (365)
                                                        --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..............      (6,128)      (5,931)      (4,959)
  Acquisitions of businesses, net of cash acquired .      (6,322)      (2,105)        --
  Advances of employee receivables, net ............         (45)         (30)         (80)
                                                        --------     --------     --------
          Net cash used in investing activities ....     (12,495)      (8,066)      (5,039)
                                                        --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) revolving lines of
     credit, net ...................................     (20,361)      14,660        5,735
  Payments on capital leases and notes payable .....      (2,784)        (656)        (571)
  Net proceeds from sale of stock and exercise of
     stock options and warrants ....................      56,582        1,638           79
                                                        --------     --------     --------
          Net cash provided by financing
            activities .............................      33,437       15,642        5,243
                                                        --------     --------     --------

EFFECT OF EXCHANGE RATES ON CASH ...................          74         (192)         (83)
                                                        --------     --------     --------

NET INCREASE (DECREASE) IN CASH ....................         516          348         (244)

CASH, beginning of period ..........................         552          204          448
                                                        --------     --------     --------
CASH, end of period ................................    $  1,068     $    552     $    204
                                                        ========     ========     ========




  The accompanying notes are an integral part of these consolidated statements

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Business

    Daisytek International Corporation (a Delaware corporation) and subsidiaries (the "Company") is primarily a wholesale distributor of non-paper computer and office automation supplies and accessories, whose primary products are laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company's products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia, Mexico and Singapore, sells products primarily in North America, as well as in Latin America, Australia, Singapore, the Pacific Rim, Europe and Africa.

    The Company's customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores and other retailers who resell the products to end-users. No single customer accounted for more than 10% of the Company's annual net sales for the fiscal years ended March 31, 1998, 1997 and 1996. At March 31, 1998, five computer and office product superstores and warehouse clubs represent approximately 29% of trade accounts receivable, with the largest two customers being approximately 13% and 11% of trade accounts receivable, reflecting the significance of this market segment.

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

    During fiscal year 1996, the Company formed Priority Fulfillment Services, Inc. ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners and other customers. Through PFS, the Company sells its core competencies in call-center, product fulfillment, logistics and support services to client companies worldwide. PFS customizes these services to meet specific requirements of these companies. PFS's call-center services include: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support. PFS utilizes primarily the Company's centralized distribution facility in Memphis, Tennessee and also the Company's foreign distribution facilities, and maintains relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS presently provides its services under both fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and transaction based contracts (where PFS takes title and resells the product).

    In January 1998, the Company expanded its product line by acquiring Steadi-Systems, Ltd., ("Steadi-Systems") an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. Steadi-Systems distributes a wide array of professional-grade audio and video media products and video hardware and is an authorized dealer for leading manufacturers such as Sony, Fuji, JVC, Avid and others. Steadi-Systems' customers include production companies, post-production operations, educational institutions, governmental agencies, television stations, and other professional and individual customers.

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

Reclassifications

    Certain prior year data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Inventories

    Inventories (merchandise held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market.

    Inventories held and owned by the Company's PFS subsidiary relate to product fulfillment and logistics services provided for third parties, and are presented separately in the consolidated balance sheet as certain of these distribution agreements generally allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by the Company under these contracts are higher than the Company would normally carry in its core wholesale business.

Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from one to seven years.

Excess of Cost Over Net Assets Acquired

    Excess of cost over net assets acquired is amortized on a straight-line basis over 20 to 40 years. The related amortization expense for each of the fiscal years 1998, 1997 and 1996 was approximately $263,000, $140,000, and $50,000, respectively. Accumulated amortization as of March 31, 1998 and 1997 was approximately $884,000 and $608,000 respectively.

Foreign Currency Translation and Transactions

    For the Company's Canadian and Australian subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. In addition, the Company periodically enters into foreign exchange contracts in order to hedge the Company's net investment in, and its intercompany payable balance (of a long-term investment nature) applicable to its Canadian and Australian subsidiaries. The Company had the following forward currency exchange contracts outstanding as of March 31, 1998:


           CURRENCY TYPE         US$ CONTRACT AMOUNT                 CONTRACT TYPE         EXPIRATION
        ------------------       -------------------          ------------------------   ------------
         Canadian Dollars            $15.2 million             Sell Canadian Dollars        May 1998
         Canadian Dollars            $ 6.3 million             Buy Canadian Dollars         May 1998
        Australian Dollars           $ 1.8 million            Sell Australian Dollars     October 1998
        Australian Dollars           $ 0.5 million            Sell Australian Dollars     October 1998


    As of March 31, 1998, the Company had incurred unrealized gains of approximately $0.4 million, net of income taxes, on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

    For the Company's Mexican subsidiary, the U.S. dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably inventory, and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense, which relate to assets, which are translated at historical rates. The gains and losses from foreign currency transactions and translation related to the Mexican subsidiary are included in net income and have not been material.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Net Income Per Common Share

    Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted net income is calculated by dividing net income by the weighted average common shares and share equivalents outstanding for each period. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding. The stock splits discussed in
Note 3 have been reflected in the net income per common share calculations for all periods presented.

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

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. The Company restated its EPS data for all periods presented.

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

Acquisitions of Businesses

    Effective October 1, 1996, the Company acquired, with cash and common stock, substantially all of the assets and liabilities of Lasercharge Pty Ltd ("Lasercharge"). Lasercharge is an Australian wholesale distributor of computer and office automation supplies and accessories. The acquisition of Lasercharge was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. This resulted in cost in excess of fair value of approximately $3.6 million which is being amortized on a straight-line basis over 20 years. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

    During January 1998, the Company purchased all of the common stock of Steadi-Systems. Steadi-Systems is an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. The acquisition of Steadi-Systems was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. This resulted in cost in excess of fair value of approximately $10.4 million which is being amortized on a straight-line basis over 25 years. Pro-forma results of operations have not been presented because the effects of the acquisition were not significant. The Company recorded a one-time acquisition integration charge related to the

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


completion of transition, integration and merger activities, of about $0.7 million, or approximately $0.03 per share, net of income taxes, in the Company's fourth financial quarter ending March 31, 1998. Steadi-Systems was acquired using cash of approximately $6.3 million during fiscal year 1998. Not included in this amount are contingent cash payment arrangements payable if certain events occur. These contingent payments will be recorded upon the occurrence of the specified events. During May 1998, those events occurred and the Company incurred approximately $2.4 million in additional costs for the acquisition of Steadi-Systems.

2.       DEBT:

    Debt at March 31, 1998 and 1997 is as follows (dollars in thousands):


                                                                                       MARCH 31,
                                                                              -----------------------------
                                                                                1998                 1997
                                                                              --------             --------
        Revolving line of credit with commercial banks, interest
          at the Company's option at the prime rate of a bank (8.5% at
          March 31, 1998), or the Eurodollar rate plus 0.625% to
          1.125% (6.6% at March 31, 1998), due December 31,
          2000 ..........................................................     $     --             $ 30,100
        Revolving line of credit with commercial bank,  interest
          at the Australian Bank Bill Rate plus 0.75% (5.7% at
          March 31, 1998), due July 1, 1999..............................        4,410                   --
        Revolving line of credit with commercial bank, interest at the
           Canadian bank's cost of funds plus 0.65% (5.7% at March
           31, 1998), due July 1, 1999...................................        8,101                   --
        Notes payable and obligations under capital leases for
           warehouse equipment, computer equipment,  office furniture and fixtures, interest at varying rates ranging from 8% to
           21%, with initial lease terms varying from three to seven
           years.........................................................          383                1,016
                                                                              --------             --------
                      Long-term debt.....................................       12,894               31,116
        Less: current portion of long--term debt.........................         (239)                (662)
                                                                              --------             --------
                      Long-term debt, less current portion...............     $ 12,655             $ 30,454
                                                                              ========             ========


    In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. As of March 31, 1998, the Company completed a secondary offering of its common stock and applied the net proceeds of approximately $52.6 million to repay in full all outstanding amounts under the Facility, leaving $65.0 million available for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

    During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, which expires on July 1, 1999, allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $5.0 million (U.S.) at March 31, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of March 31, 1998, the Company had borrowed approximately $4.4 million (U.S.), leaving approximately $0.6 million (U.S.) available under the Australian Facility for additional borrowings.

    During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on July 1, 1999, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(Canadian), or approximately $10.6 million (U.S.) at March 31, 1998. The Company had borrowed approximately $8.1 million (U.S.), leaving approximately $2.5 million (U.S.) available under the Canadian Facility at March 31, 1998. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

    The Company is a party to a number of non-cancelable capital lease agreements involving warehouse equipment, computer equipment, and office furniture and fixtures. The Company's property held under capital leases, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $284,000, net of accumulated amortization of approximately $2,538,000 at March 31, 1998, and approximately $684,000 net of accumulated amortization of approximately $2,054,000 at March 31, 1997.

    Annual maturities of long-term debt and capital leases are as follows (in thousands):


      Fiscal year ended March 31,
        1999..........................................................      $    239
        2000..........................................................        12,655
        Thereafter....................................................            --
                                                                            --------
                Total.................................................      $ 12,894
                                                                            ========

3.        STOCK OPTIONS AND SHAREHOLDERS' EQUITY:

Public Offerings

    In January 1995, the Company completed an initial public offering (the "IPO") of 2,760,000 shares of common stock. In January 1996, the Company completed a secondary offering of 2,415,500 shares of common stock, sold by certain principal and selling shareholders. The Company did not receive any of the proceeds from the sale of shares by these principal and selling shareholders. The Company incurred approximately $484,000 in costs related to the secondary offering, which is reflected as a reduction in Shareholders' Equity. During March 1998, the Company completed a secondary offering of 3,300,000 shares, consisting of 2,300,000 shares offered by the Company, and 1,000,000 shares offered by a principal and selling shareholder.

Preferred Stock

    In connection with the IPO, the Company authorized the issuance of up to 1,000,000 shares of preferred stock, par value $1.00 per share, none of which is issued or outstanding at March 31, 1998 and 1997.

Stock Splits

    In conjunction with the IPO, the Company's Board of Directors approved the conversion of each share of common stock into 1.45 shares upon consummation of the IPO. In February 1998, the Company's Board of Directors approved a two for one stock split which provided each holder of common stock to receive one additional share for each share held. The stock split was effected in the form of a stock dividend on March 2, 1998. The consolidated financial statements and the notes thereto have been adjusted to reflect these stock splits on a retroactive basis for all periods presented.

Stock Options

    At March 31, 1998 and 1997, the Company had stock option compensation plans and a non-employee Director stock option plan, which are described below. The Company may also, from time to time, issue non-qualified options outside these plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation cost has been recognized for stock-based compensation awards. Pro forma net income and earnings per share assuming compensation cost for the Company had been

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


determined under SFAS No. 123, "Accounting for Stock-Based Compensation," are as follows (dollars in thousands, except per share data):


                                                                   FISCAL YEARS ENDED MARCH 31,
                                                              --------------------------------------
                                                                1998          1997            1996
                                                              -------       --------        --------
    Net income:
      As reported...........................................  $16,160       $ 13,367        $ 10,767
      Pro forma.............................................  $12,884       $ 11,202        $ 10,039
    Earnings per share:
      Basic:
         As reported........................................  $  1.19       $   1.03        $   0.85
         Pro forma..........................................  $  0.95       $   0.87        $   0.80
      Diluted
         As reported........................................  $  1.13       $   0.97        $   0.80
         Pro forma..........................................  $  0.90       $   0.81        $   0.74


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal year 1996: no dividends; expected volatility of 38.51%; risk-free interest rate of 6.9%; and expected life of 6 years. The following assumptions were used for grants during fiscal year 1997: no dividends, expected volatility ranging between 39.25% and 39.50%; risk-free interest rate ranging between 5.9% and 6.6%; and expected life of 6 years. The following assumptions were used for grants during the fiscal year 1998: no dividends, expected volatility ranging between 40.97% and 41.40%; risk-free interest rate ranging between 5.6% and 6.8%; and expected life of 6 years.

    In January 1989, the Company established an employee stock option plan (the "Plan") in which shares of common stock are reserved for the granting of options at an amount not less than market price, as determined by the Board of Directors, at the date of grant. There were no options available at March 31, 1998 to be granted under the plan. As of March 31, 1997, 17,108 remained available to be granted under the Plan.

    In 1994, the Company adopted the 1994 Stock Option Plan for Key Employees of Daisytek International Corporation (the "1994 Plan"). The 1994 Plan authorizes the Company to grant options to select officers and other key employees of the Company and to non-employee directors. The 1994 Plan provides for the granting to employees of both incentive stock options and nonqualified stock options. The maximum number of shares of common stock for which options may be granted is 1,450,000, subject to adjustments for certain changes in the shares issued and outstanding as described in the 1994 Plan.

    The exercise price of incentive stock options granted under the 1994 Plan may not be less than the fair market value at the date of the grant. The exercise price of nonqualified stock options granted under the 1994 Plan is determined by the option committee of the Board of Directors. As of March 31, 1998 and 1997, 100,974 and 510,904 options, respectively, remain to be granted in the future under the 1994 Plan.

    During fiscal year 1997, the Company adopted the Non-Employee Director Stock Option and Retainer Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan authorizes the Company to grant nonqualified common stock options to non-employee directors at the fair market value of the Company's common stock on the date of grant. The options vest over a three-year period starting on the date of grant. The maximum number of shares which may be granted under the Non-Employee Director Plan is 100,000 shares, subject to adjustments for certain changes in the shares issued and outstanding as described in the plan. As of March 31, 1998 and 1997 there were 7,440 and 6,000 options, respectively, granted under the Non-Employee Director Plan.

    During fiscal year 1998, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes the Company to grant options to select officers, directors and other key employees of the Company. The 1997 Plan provides for the granting to employees of both incentive stock options and nonqualified stock options. The maximum number of shares of common stock for which options may be granted is 2,000,000, subject to adjustments for certain changes in the shares issued and outstanding as described in the 1997 Plan.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the Company's stock at the date of the grant. In the case of an individual then owning more than 10% of the total combined voting power of the Company, the exercise price may not be less than 110% of the fair market value of the Company's stock at the date of the grant. As of March 31, 1998, 1,864,942 options remain to be granted in the future under the 1997 Plan.

    During fiscal years 1998, 1997 and 1996, the Company granted options to certain employees pursuant to its employee stock option plans. In addition to the options under such plans, the Company granted options to certain key employees, executives and directors to purchase 181,826 shares of common stock in fiscal year 1998, 110,000 shares of common stock in fiscal year 1997 and 45,000 shares of common stock in fiscal year 1996. These options were granted at the fair market value at the date of the grant and become exercisable over a three-year period starting on the date of the grant.

    During April 1997, the Company, at the option of individual employees and directors, canceled options issued during fiscal year 1997 and issued replacement options, granted at the fair market value of the Company's common stock on the date of the replacement grant. Such options also become exercisable over a three-year period starting with the date of the replacement grant, based on vesting percentages.

    The following table summarizes stock option activity for the three years in the period ended March 31, 1998.


                                                                 PRICE PER       WEIGHTED AVERAGE
                                               SHARES              SHARE          EXERCISE PRICE
                                               ------          --------------     --------------
Outstanding, March 31, 1995............       1,123,130        $ 0.64--$ 3.80        $ 1.75
  Granted..............................         520,000                $ 9.75        $ 9.75
  Exercised............................        (196,142)       $ 0.64--$ 3.80        $ 1.84
  Canceled.............................          (9,000)               $ 9.75        $ 9.75
                                              ---------
Outstanding, March 31, 1996............       1,437,988        $.0.64--$ 9.75        $ 4.58
  Granted..............................         678,228        $16.25--$20.00        $16.54
  Exercised............................        (315,796)       $ 0.64--$ 9.75        $ 2.45
  Canceled.............................         (93,482)       $ 3.80--$16.25        $13.27
                                              ---------
Outstanding, March 31, 1997............       1,706,938        $ 0.64--$20.00        $ 9.25
  Granted..............................       1,341,650        $12.50--$22.44        $12.91
  Exercised............................        (616,326)       $ 0.64--$16.25        $ 2.76
  Canceled.............................        (706,288)       $ 9.75--$20.00        $15.97
                                              ---------
Outstanding, March 31, 1998............       1,725,974        $ 0.64--$22.44        $11.66
                                              =========


    The weighted average fair values of options granted during each of the years ended March 31, 1998, 1997 and 1996, were $7.02, $8.08 and $4.85 respectively.
As of March 31, 1998, 1997 and 1996, 234,531, 682,543 and 806,788, respectively, of options outstanding were exercisable. The remaining options will become exercisable over the next three years based on vesting percentages.

    The following table summarizes information about the Company's stock options outstanding at March 31, 1998:


             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
--------------------------------------------------  ----------------------------------------------------
                                       WEIGHTED
                                       AVERAGE           WEIGHTED                            WEIGHTED
  RANGE OF      OUTSTANDING AS OF     REMAINING           AVERAGE      EXERCISABLE AS OF      AVERAGE
EXERCISE PRICES  MARCH 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE    MARCH 31, 1998    EXERCISE PRICE
--------------- ----------------- ----------------  ----------------   -----------------  --------------
$ 0.64-- $ 5.00       99,440            3.5           $    1.82             99,440        $    1.82
$ 5.01-- $10.00      355,120            7.1           $    9.75            133,786        $    9.75
$10.01-- $15.00    1,168,320            9.0           $   12.50                 --               --
$15.01-- $22.44      103,094            9.4           $   18.28              1,305        $   16.25


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    The following table summarizes information about the Company's stock options outstanding at March 31, 1997:


                             OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
            -------------------------------------------------------    --------------------------------------------------
                                                      WEIGHTED
            RANGE OF                                   AVERAGE           WEIGHTED                            WEIGHTED
            EXERCISE          OUTSTANDING AS OF       REMAINING           AVERAGE      EXERCISABLE AS OF      AVERAGE
             PRICES            MARCH 31, 1997      CONTRACTUAL LIFE    EXERCISE PRICE    MARCH 31, 1997    EXERCISE PRICE
         --------------        --------------      ----------------    --------------    --------------    --------------
         $ 0.64--$ 5.00           626,018               4.6              $   1.59            626,018           $ 1.59
         $ 5.01--$10.00           457,260               8.1              $   9.75             56,525           $ 9.75
         $10.01--$20.00           623,660               9.1              $  16.57                --               --


4.       SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)


                                        FISCAL YEARS ENDED MARCH 31,
                                        ----------------------------
                                         1998       1997       1996
                                        ------    -------     ------
Cash paid during the period for:
   Interest ........................    $2,762    $ 1,830     $1,445
   Income taxes ....................    $5,416    $ 6,411     $6,953
Fixed assets acquired under capital
     leases ........................    $   84    $  --       $ --
Acquisitions of businesses:
   Fair value of net assets acquired    $6,322    $ 2,896     $ --
   Stock issued ....................      --         (791)      --
                                        ------    -------     ------
     Net cash paid for acquisition .    $6,322    $ 2,105     $ --
                                        ======    =======     ======


5.       RELATED PARTY TRANSACTIONS:

    The Company has made various loans to its President, a Senior Vice President, and a Vice President. These loans accrue interest at the Company's effective borrowing rate (6.8% at March 31, 1998 and March 31, 1997). The Company had notes receivable (including accrued interest) from its President of approximately $459,000 and $423,000 as of March 31, 1998 and 1997, respectively, which are classified as non-current assets in the consolidated balance sheet. The Company's note receivable from a Senior Vice President as of March 31, 1998 and March 31, 1997 were approximately $186,000 and $122,000, respectively. The Company's receivables from a Vice President as of March 31, 1997 was $61,000. These notes are classified as accounts receivable in the accompanying consolidated balance sheet.

    The Company also had trade accounts receivable due from companies in which either the Company or its largest shareholder owns a minority interest. Such sales were made in accordance with the Company's usual terms, except that such companies were provided with extended payment terms. In fiscal year 1993, the principal shareholder transferred his minority interest in all but one of these companies to a subsidiary of the Company for a nominal amount, which approximated the fair market value of these minority interests. In fiscal year 1997, the Company sold its interest in its only remaining related party company. In fiscal year 1998, the Company's largest shareholder sold the minority interest in the remaining company. Trade accounts receivable and advances from these related party companies totaled approximately $517,000 at March 31, 1997, and are classified as accounts receivable in the accompanying consolidated balance sheet. Sales to these related parties totaled approximately $537,000, $1,844,000 and $2,707,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

    In April 1997, the Company entered into a one-year aircraft lease with a company owned by the Company's largest shareholder under which the Company, on a non-exclusive basis, leases an aircraft from such company. The lease was terminable by either party at any time. During fiscal year 1998, the Company incurred approximately $342,000 in lease payments and reimbursement of certain operating costs relating to this aircraft lease. The aircraft lease was terminated on March 31, 1998.

6.        INCOME TAXES

    Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, capitalization of inventory costs, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. A reconciliation of the difference between the expected income tax provision at the U.S. Federal statutory

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


corporate tax rate (35.0%, 35.0% and 34.9% in fiscal years 1998, 1997 and 1996, respectively, and the Company's effective tax rate is as follows (in thousands):


                                                    FISCAL YEARS ENDED MARCH 31,
                                                  -------------------------------
                                                    1998        1997       1996
                                                  --------     -------     ------

Provision computed at statutory rate .........    $  9,164     $ 7,581     $6,086
Impact of foreign taxation at different rate..         356         270        141
State income taxes, net of federal benefit ...         415         335        297
Expenses not deductible for tax purposes .....         149         104         56
Change in valuation reserve ..................          48        (123)         8
Other ........................................        (108)        125        109
                                                  --------     -------     ------
     Provision for income taxes ..............    $ 10,024     $ 8,292     $6,697
                                                  ========     =======     ======


The consolidated income before taxes, by domestic and foreign entities, is as follows (in thousands):


                    FISCAL YEARS ENDED MARCH 31,
                   -----------------------------
                    1998       1997       1996
                   -------    -------    -------

Domestic ......    $20,910    $18,703    $16,355
Foreign .......      5,274      2,956      1,109
                   -------    -------    -------
     Total.....    $26,184    $21,659    $17,464
                   =======    =======    =======


The provision (benefit) for income taxes is summarized as follows (in thousands):


                                                                 FISCAL YEARS ENDED MARCH 31,
                                                       ------------------------------------------------
                                                         1998               1997                 1996
                                                       --------           --------            ---------
Current
     Domestic...............................           $  5,141           $  6,317            $   5,349
     State..................................                639                515                  456
     Foreign................................              2,133              1,263                  655
                                                       --------           --------            ---------
         Total current......................              7,913              8,095                6,460
                                                       --------           --------            ---------
Deferred
     Domestic...............................              2,018                197                  265
     Foreign................................                 93                 --                  (28)
                                                       --------           --------            ---------
         Total deferred.....................              2,111                197                  237
                                                       --------           --------            ---------
              Total.........................           $ 10,024           $  8,292            $   6,697
                                                       ========           ========            =========


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of the deferred tax asset (liability) as of March 31, 1998 and 1997 are as follows (in thousands):


                                                    MARCH 31,
                                              -------------------
                                                1998        1997
                                              -------     -------
Deferred tax asset:
  Allowance for doubtful accounts ........    $   692     $   872
  Capitalized inventory costs ............        182         170
  Inventory obsolescence reserve .........        252         273
  Accrued straight-line rent .............         63          70
  Accrued vacation .......................         82          58
  Foreign net operating loss carryforwards      1,659         631
  Other ..................................        106         204
                                              -------     -------
                                                3,036       2,278
  Less-- Valuation reserve ...............       (311)       (263)
                                              -------     -------
          Total deferred tax asset .......      2,725       2,015
                                              -------     -------
Deferred tax liability:
  Property and equipment .................       (413)       (426)
  Accounts receivable discount ...........     (2,077)       (411)
  Foreign inventory purchases ............     (1,257)       (463)
  Other ..................................       (524)       (150)
                                              -------     -------
          Total deferred liability .......     (4,271)     (1,450)
                                              -------     -------
Deferred tax asset (liability), net ......    $(1,546)    $   565
                                              =======     =======


    For financial reporting purposes, the tax benefit of cumulative temporary differences is recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not". Foreign net operating loss carryforwards relate primarily to taxable losses of the Company's Mexico subsidiary. These loss carryforwards begin to expire in fiscal year 2005. As of March 31, 1998 and 1997 a valuation allowance was recorded due to uncertainties regarding the Company's utilization of its Mexico subsidiary's net tax asset.

7.       COMMITMENTS AND CONTINGENCIES:

    The Company and its subsidiaries lease facilities, and warehouse, office, transportation and other equipment under operating leases expiring in various years through fiscal year 2010. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):


          1999..................................................... $   4,325
          2000.....................................................     4,473
          2001.....................................................     3,291
          2002.....................................................     2,041
          2003.....................................................       912
          Thereafter...............................................     5,921
                                                                    ---------
                  Total............................................ $  20,963
                                                                    =========


    Total rental expense under operating leases approximated $3,822,000, $3,107,000 and $2,255,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

    Although the Company carries products and accessories supplied by numerous vendors, the Company's net sales from products manufactured by its ten largest suppliers were approximately 70%, 74% and 72% of total net sales during fiscal years 1998, 1997 and 1996, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Certain of these agreements require minimum annual purchases. Total minimum purchase requirements for fiscal year 1999 approximate $66 million. Additionally, many of the Company's

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow-moving inventory in exchange for other products. Certain of the Company's suppliers also provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's published marketing tools and other related costs.

    The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

8.       FOREIGN OPERATIONS AND EXPORTS

    The Company, through its wholly owned subsidiaries, sells products in Canada, Australia, Mexico and in Singapore. All intercompany activity is eliminated in computing net sales and net income. Information related to the Company's Australia, Mexico and Singapore subsidiaries are included in Other in the following table. Financial information, summarized by geographical area, is as follows (in thousands):


                                                      FISCAL YEARS ENDED MARCH 31,
                                          ------------------------------------------------
                                             1998               1997               1996
                                          -----------        ----------        -----------
       Net sales:
         Domestic.....................    $   653,525       $   541,710        $   424,667
         Canada.......................         77,589            57,295             44,459
         Other........................         53,707            26,425              8,932
         Intercompany elimination.....        (27,794)          (21,616)           (13,889)
                                          -----------       -----------        -----------
            Consolidated..............    $   757,027       $   603,814        $   464,169
                                          ===========       ===========        ===========
       Net income:
         Domestic.....................    $    13,112       $    11,675        $    10,284
         Canada.......................          2,326             1,346                759
         Other........................            722               346               (276)
                                          -----------       -----------        -----------
            Consolidated..............    $    16,160       $    13,367        $    10,767
                                          ===========       ===========        ===========
       Identifiable assets:
         Domestic.....................    $   200,774       $   144,836        $   115,219
         Canada.......................         23,331            16,924             10,360
         Other........................         22,546            13,528              3,022
                                          -----------       -----------        -----------
            Consolidated..............    $   246,651       $   175,288        $   128,601
                                          ===========       ===========        ===========


    The Company also exports its products for sale throughout Latin America, Europe, the Far East, Africa and Australia. Total export sales to these geographic regions for fiscal years 1998, 1997 and 1996, included in Domestic sales in the preceding table, were approximately $38.0 million, $33.5 million and $31.8 million, respectively.

9.        EMPLOYEE SAVINGS PLAN

    The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal year 1998, the Company matched 10% of employee contributions resulting in a charge against income of approximately $53,000. For fiscal year 1997, the Company matched 20% of employee contributions resulting in a charge against income of approximately

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$78,000. For the fiscal year 1996, the Company matched 25% of employee contributions, resulting in a charge against income of approximately $95,000.

10.      FAIR VALUES OF FINANCIAL INSTRUMENTS

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

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative financial instruments outstanding as of March 31, 1998 and 1997, consisted of forward foreign currency exchange contracts used to hedge the Company's net investment in, and its intercompany payable balance applicable to its Canadian and Australian subsidiaries (See Note 1). The fair values of these contracts based on fiscal year-end exchange rates, excluding related income taxes, were net gains of approximately $420,000 and $67,000 at March 31, 1998 and 1997, respectively.

11.      SUBSEQUENT EVENT

    On May 4, 1998, the Company signed a letter of intent to acquire The Tape Company, Inc. ("The Tape Company"), a Chicago-based independent distributor of professional-grade audio and video media products. It is anticipated that the Company will account for this transaction as a pooling of interests and will issue shares of its common stock. The Tape Company had revenues of approximately $40 million during the twelve month period ending March 31, 1998.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.      QUARTERLY DATA (UNAUDITED)

         Summarized quarterly financial data for fiscal years 1998 and 1997 are as follows (dollars in thousands, except per share data):


                                                                                     FISCAL YEAR 1998
                                                               -----------------------------------------------------------
                                                                  4TH QTR        3RD QTR.        2ND QTR.        1ST QTR.
                                                               -----------     -----------     -----------     -----------
Net sales .................................................    $   218,061     $   186,586     $   179,568     $   172,812

Gross profit ..............................................    $    23,361     $    18,763     $    17,871     $    17,306
     Gross profit margin ..................................           10.7%           10.1%           10.0%           10.0%

SG&A expenses .............................................    $    14,541     $    11,508     $    11,052     $    10,583
     Percent of net sales .................................            6.7%            6.2%            6.2%            6.1%

Acquisition integration costs..............................    $       735     $        --     $        --     $        --
     Percent of net sales..................................            0.3%             --              --              --

Income from operations ....................................    $     8,085     $     7,255     $     6,819     $     6,723
     Operating margin .....................................            3.7%            3.9%            3.8%            3.9%

Net income ................................................    $     4,324     $     4,138     $     3,869     $     3,829
     Net margin ...........................................            2.0%            2.2%            2.2%            2.2%

Net income per common and
     common equivalent share
         Basic ............................................    $      0.32     $      0.30     $      0.28     $      0.29
         Diluted ..........................................    $      0.30     $      0.29     $      0.27     $      0.27



                                                                                     FISCAL YEAR 1997
                                                               -----------------------------------------------------------
                                                                  4TH QTR        3RD QTR.        2ND QTR.        1ST QTR.
                                                               -----------     -----------     -----------     -----------
Net sales .................................................    $   174,343     $   154,429     $   138,148     $   136,894

Gross profit ..............................................    $    17,503     $    15,204     $    13,589     $    13,670
     Gross profit margin ..................................           10.0%            9.8%            9.8%           10.0%

SG&A expenses .............................................    $    10,552     $     9,375     $     8,397     $     8,306
     Percent of net sales .................................            6.1%            6.1%            6.1%            6.1%

Income from operations ....................................    $     6,951     $     5,829     $     5,192     $     5,364
     Operating margin .....................................            4.0%            3.8%            3.8%            3.9%

Net income ................................................    $     4,007     $     3,364     $     2,955     $     3,041
     Net margin ...........................................            2.3%            2.2%            2.1%            2.2%

Net income per common and
     common equivalent share
         Basic ............................................    $      0.31     $      0.26     $      0.23     $      0.24
         Diluted ..........................................    $      0.29     $      0.24     $      0.21     $      0.22


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    Set forth below are the names, ages and positions of the directors and executive officers of the Company.


                   NAME                   AGE              POSITION
         ---------------------------    -------    ---------------------------
         David A. Heap..............       54      Chairman of the Board
         Mark C. Layton.............       38      President, Chief Executive Officer, Chief Operating
                                                   Officer and Director
         Christopher Yates..........       43      Senior Vice President-- Business Development and
                                                   Director
         James R. Powell............       37      Senior Vice President-- Sales and Marketing and
                                                   Director
         Steven Graham..............       46      Senior Vice President-- Information Technologies,
                                                   Chief Information Officer
         Harvey H. Achatz...........       57      Vice President-- Administration and Secretary
         Thomas J. Madden...........       36      Vice President-- Finance, Chief Financial Officer,
                                                   Chief Accounting Officer and Treasurer
         Peter D. Wharf.............       39      Vice President-- International Operations
         Suzanne Garrett............       33      Vice President-- Product Management and Marketing
         Edgar D. Jannotta, Jr......       37      Director
         Timothy M. Murray..........       45      Director
         Peter P. J. Vikanis........       47      Director


    DAVID A. HEAP has served as Chairman of the Board since 1982, as Chief Executive Officer from 1982 until his retirement in April 1997 and as President from 1982 to 1990. From 1970 to 1985, Mr. Heap served as Chairman of ISA International plc (and its predecessors) ("ISA"), a now publicly traded company he founded in England in 1970. ISA is a distributor of computer supplies in Western Europe.

    MARK C. LAYTON has served as President, Chief Executive Officer and Chief Operating Officer since April 1997 and as a Director since 1988. Mr. Layton served as President, Chief Operating Officer and Chief Financial Officer from 1993 to April 1997, as Executive Vice President from 1990 to 1993 and as Vice President -- Operations from 1988 to 1990. Prior to joining the Company, Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988 specializing in wholesale and retail distribution and technology.

    CHRISTOPHER YATES was appointed Senior Vice President -- Business Development in February 1996 and served as Vice President -- Business Development from November 1995 to February 1996, as a Director of the Company since February 1995, as Vice President -- Marketing from January 1994 to November 1995, as Vice President -- Sales from 1988 to 1994 and in various other sales capacities for the Company since 1982. Prior to joining the Company, Mr. Yates served in various sales capacities for ISA.

    JAMES R. POWELL has served as a Director and Senior Vice President -- Sales and Marketing since 1996. Mr. Powell served as Vice President -- Sales from 1992 to 1996 and in various other sales capacities from 1988 to 1992. Prior to joining the Company, Mr. Powell was engaged in various sales and marketing activities.

    STEVEN GRAHAM has served as Senior Vice President of Information Technologies and Chief Information Officer since 1996. Prior to joining the Company, Mr. Graham was employed by Ingram Micro, a major microcomputer distributor. Mr. Graham has over 23 years of experience in the information-technology field.

    HARVEY H. ACHATZ serves as Vice President -- Administration and Secretary, positions he has held since 1993 and 1984, respectively. Mr. Achatz served as Vice President -- Finance from 1985 to 1993, as Controller from 1981 to 1985 and as a Director from 1984 to 1990.

    THOMAS J. MADDEN was appointed Chief Financial Officer in July 1997 and serves as Vice President -- Finance, Treasurer and as Chief Accounting Officer, positions he has held since November 1994, March 1994 and 1992, respectively. From 1992 to 1994 he also served as Controller. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager. Mr. Madden is a certified public accountant.

    PETER D. WHARF serves as Vice President -- International Operations, a position he has held since February 1996. Mr. Wharf joined the Company in 1992 and has served in various export and international sales capacities since such time. Prior to joining the Company, Mr. Wharf served in various sales capacities for ISA.

    SUZANNE GARRETT was recently promoted to Vice President of Product Management and Marketing and has served as new-products manager, marketing manager, and director of product management and marketing. Prior to joining the Company in 1991, Ms. Garrett served as an account executive for United Media.

    EDGAR D. JANNOTTA, JR. has served as a Director of the Company since 1991. Mr. Jannotta is a Principal of GTCR Golder Rauner L.L.C.; an investment banking firm he joined in 1998. Mr. Jannotta is also a director of Gibraltar Packaging Group, Inc., a diversified packaging company, and several privately held corporations.

    TIMOTHY M. MURRAY has served as a Director of the Company since 1991. Mr. Murray is a Principal of William Blair & Company, L.L.C.; an investment banking firm he joined in 1979. Mr. Murray is also a director of several privately held corporations.

    PETER P. J. VIKANIS was appointed a Director of the Company during fiscal year 1996. Mr. Vikanis served as Chief Operating Officer of ISA from 1991 to 1995, as a director of ISA from 1979 to 1995, and also served in various management capacities at ISA from 1971 to 1991.

    Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. Class I consists of Messrs. Powell and Yates whose term will expire at the annual meeting of stockholders in 1998. Messrs. Powell and Yates have been nominated by the Board for election at the 1998 annual meeting. Class II consists of Messrs. Murray and Layton whose terms will expire at the annual meeting of stockholders in 1999; and Class III consists of Messrs. Heap, Janotta and Vikanis whose terms will expire at the annual meeting of stockholders in 2000.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and to each of the four most highly compensated executive officers for services rendered during fiscal years ended March 31, 1998, 1997 and 1996.


                           SUMMARY COMPENSATION TABLE
                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                                             ------------
                                                                               NUMBER OF
                                             ANNUAL COMPENSATION              SECURITIES
                                  -------------------------------------       UNDERLYING         ALL OTHER
NAME AND PRINCIPLE POSITION       YEAR          SALARY           BONUS          OPTIONS       COMPENSATION (1)
-----------------------------     ----       ----------       ---------      ------------     ----------------

David A. Heap...............      1998       $  250,000       $ 201,897        151,554           $ 4,951
   Chairman                       1997          385,000         222,900         85,728             5,970
                                  1996          385,000         280,676         75,666             8,636

Mark C. Layton..............      1998          319,599         269,196        122,836             9,731
   President, Chief               1997          299,013         222,900         69,832             8,458
     Executive and Operating      1996          276,386         280,676         56,040             6,008
     Officer
Christopher Yates...........      1998          248,454          88,835         84,742             6,088
   Senior Vice President -        1997          232,200          73,557         41,120             5,004
     Business Development         1996          215,000          92,623         40,276             2,430

Steven Graham...............      1998          189,491          88,835         60,000            37,829
   Senior Vice President -        1997           78,268          32,439         50,000             5,610
     Information                  1996               --              --             --                --
     Technologies and Chief
     Information Officer

James R. Powell.............      1998          175,037          88,835         76,116             3,015
   Senior Vice President -        1997          163,652          73,557         42,660             3,715
     Sales and Marketing          1996          150,359          70,169         28,008             3,707

--------------------
(1) Represents compensation in respect of one or more of the following: personal use of Company automobiles; life insurance premiums paid by the Company for the benefit of the name executive officer; tax return preparation services paid by the Company; personal travel expenses; and relocation costs.

         The following table sets forth information with respect to grants of stock options during the year ended March 31, 1998 to the name executive officers reflected in the Summary Compensation Table:



                        OPTION GRANTS IN FISCAL YEAR 1998

                                             INDIVIDUAL GRANTS
                            --------------------------------------------------
                                        % OF TOTAL                               POTENTIAL REALIZABLE VALUE
                            NUMBER OF     OPTIONS                                 AT ASSUMED ANNUAL RATES
                            SECURITIES  GRANTED TO                               OF STOCK PRICE APPRECIATION
                            UNDERLYING   EMPLOYEES      EXERCISE                  FOR OPTION TERMS (2) (3)
                            OPTIONS     IN FISCAL      PRICE PER   EXPIRATION    ---------------------------
         NAME                GRANTED       YEAR        SHARE (3)   DATE (1) (3)        5%            10%
-----------------------     ---------- ----------     -----------  ------------   ----------    ------------

David A. Heap..........      151,554       11.3%       $ 12.50      4-17-07     $ 1,191,394    $ 3,019,226
Mark C. Layton.........      122,836        9.2%         12.50      4-17-07         965,636     2,447,112
Christopher Yates......       84,742        6.3%         12.50      4-17-07         666,172     1,688,212
Steven Graham..........       60,000        4.5%         12.50      4-17-07         471,671     1,195,307
James R. Powell........       76,116        5.7%         12.50      4-17-07         598,362     1,516,366

------------------
(1) All of such options are subject to a three-year cumulative vesting schedule.
(2) These are hypothetical values using assumed annual rates of stock price appreciation as prescribed by the rules of the Securities and Exchange Commission.

(3) The fiscal year 1997 option grants were cancelled in April 1997 and reissued at an exercise price per share of $12.50 (the fair market value on the date of reissue) and have a ten year term. All such options are subject to a three year cumulative vesting schedule and are included in the option grants in the table above.

     The following table sets forth information concerning the aggregate stock option exercises during the fiscal year ended March 31, 1998 and stock option values as of the end of fiscal year 1998 for unexercised stock options held by each of the named executive officers:

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                        AND FISCAL YEAR END OPTION VALUES


                                                            NUMBER OF
                            NUMBER OF                 SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                             SHARES                    UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                            ACQUIRED                    AT FISCAL YEAR END            AT FISCAL YEAR END (1) (3)
                               ON         VALUE     ---------------------------     -----------------------------
         NAME               EXERCISE    RECEIVED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------------     --------    ---------   -----------   -------------     -----------     -------------
                                           (2)

David A. Heap..........           --   $       --      37,833        189,387         $ 553,308       $ 2,353,011
Mark C. Layton.........       91,532      987,401      19,614        150,856           286,855         1,868,470
Christopher Yates......      121,600    1,814,154      20,138        104,880           294,518         1,300,830
Steven Graham..........           --           --          --         60,000                --           712,500
James R. Powell........       21,856      275,947          --         90,120                --         1,108,686

------------------
(1) Calculated by determining the difference between $24 3/8 (the last sale price of the Common Stock on March 31, 1998 as reported by the Nasdaq National Market) and the exercise price of the shares of Common Stock underlying the options.
(2) Calculated by determining the difference between the last sale price of the Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.
(3)      See footnote 3 above.

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

     The Non-Employee Director Plan is a formula grant plan pursuant to which each non-employee director receives options to purchase shares of Common Stock as of the date of each annual meeting of stockholders. Under the terms of the Non-Employee Director Plan, during fiscal year 1998, each of the Company's non-employee directors received options to purchase 2,480 share of Common Stock at an exercise price of $22 7/16 (the fair market value on the date of grant) as of the date of the 1998 Annual Meeting. The number of options to be issued under the Non-Employee Director Plan will increase each year based on the percentage increase, if any, in the Company's earnings before taxes ("EBT") for such fiscal year over the Company's EBT for the immediately preceding fiscal year. No options will be issued, however, under the Non-Employee Director Plan with respect to any fiscal year in which the company's EBT does not equal or exceed the Company's projected EBT for such year, nor will any options be issued to any non-employee director who does not attend at lease 75% of all Board (and committee) meetings held during such fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of May 9, 1998, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and executive officers of the Company individually, (iii) the Directors and executive officers of the Company as a group and (iv) the Selling Stockholder. The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.


                                                                     NUMBER
                  NAME AND ADDRESS OF BENEFICIAL OWNER              OF SHARES           PERCENT(1)
                  -------------------------------------             ---------           -------
                  David A. Heap(2)..........................        1,224,997              7.6%
                    500 North Central Expressway
                    Plano, Texas 75074
                  Royal Bank of Canada Trust Company
                    (Jersey) Limited and Kenneth Edward
                    Rayner, Trustees, of the David Heap
                    Life Interest Settlement (No.
                    10)(3)..................................        1,169,346              7.3%
                    19-21 Broad Street
                    St. Helier, Jersey, Channel Islands
                  Robert Fleming Inc.(4)....................        1,053,910              6.6%
                    1285 Avenue of the Americas
                    New York, New York 10019
                  Amvescap Plc(5)...........................          915,600              5.7%
                    11 Devonshire Square
                    London, England
                  Mark C. Layton(6).........................          253,234               *
                  Christopher Yates(7)......................           52,987               *
                  Harvey H. Achatz(8).......................           59,484               *
                  James R. Powell(9)........................           14,004               *
                  Steven Graham(10).........................            9,000               *
                  Thomas J. Madden(11)......................           60,634               *
                  Edgar D. Jannotta, Jr.(12)................           39,179               *
                  Timothy M. Murray(13).....................           69,679               *
                  Peter P.J. Vikanis(14)....................            2,125               *
                  Suzanne Garrett(15).......................           12,186               *
                  Peter D. Wharf(16)........................           20,421               *
                  All directors and executive officers
                    as a group (11 persons)(17).............        1,817,930             11.3%


----------
*    Represents less than 1%

     (1) This table is based on 16,025,204 shares of Common Stock outstanding on May 9, 1998.

     (2) Includes outstanding options to purchase 98,399 shares of Common Stock, which are fully vested and exercisable. Does not include (i) 1,800 shares held by Mr. Heap's spouse as custodian for minor children as to which beneficial ownership is disclaimed, (ii) options to purchase 128,821 shares of Common Stock which are not vested or exercisable and (iii) 1,169,346 shares of Common Stock held of record by the trust set forth above (the "Heap Trust"). Although Mr. Heap and members of his family are the primary beneficiaries of the Heap Trust, neither Mr. Heap nor such beneficiaries have voting or investment power with respect to such shares. Of the shares owned of record by Mr. Heap, 222,099 are pledged to a financial institution to secure indebtedness owing by Mr. Heap to such institution.

     (3) Shares are held of record by a Trust established by Mr. Heap for which he and members of his family are the primary beneficiaries, although neither Mr. Heap nor such beneficiaries may exercise voting or investment power with respect to such shares.

     (4) Based upon a Schedule 13G dated February 19, 1998 filed by Robert Fleming Inc. reporting beneficial ownership and shared voting and dispositive power as of December 31, 1997.

     (5) Based upon a Schedule 13G dated February 9, 1998 filed by Amvescap Plc, as parent holding company of Avz, Inc., AIM Management Group, Inc., Amvescap Group Services Inc., Invesco, Inc., and Invesco North American Holdings Inc., reporting beneficial ownership and shared voting and dispositive power as of December 31, 1997.

     (6) Includes outstanding options to purchase 66,060 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 104,410 shares of Common Stock, which are not vested or exercisable.

     (7) Includes outstanding options to purchase 52,987 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 72,031 shares of Common Stock, which are not vested or exercisable.

     (8) Includes outstanding options to purchase 59,484 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 6,374 shares of Common Stock, which are not vested or exercisable.

     (9) Includes outstanding options to purchase 14,004 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 64,699 shares of Common Stock, which are not vested or exercisable.

     (10) Includes outstanding options to purchase 9,000 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 51,000 shares of Common Stock, which are not vested or exercisable.

     (11) Includes outstanding options to purchase 39,184 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 51,298 shares of Common Stock, which are not vested or exercisable.

     (12) Includes outstanding options to purchase 300 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 4,180 shares of Common Stock, which are not vested or exercisable.

     (13) Includes outstanding options to purchase 300 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 4,180 shares of Common Stock, which are not vested or exercisable.

     (14) Includes outstanding options to purchase 300 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 4,180 shares of Common Stock, which are not vested or exercisable.

     (15) Includes outstanding options to purchase 12,186 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 29,432 shares of Common Stock, which are not vested or exercisable.

     (16) Includes outstanding options to purchase 20,421 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 41,091 shares of Common Stock, which are not vested or exercisable.

     (17) Includes outstanding options to purchase 372,625 shares of Common Stock, which are fully vested and exercisable. Does not include (i) outstanding options to purchase 561,696 shares of Common Stock which are not vested or exercisable or (ii) shares of Common Stock held by the Heap Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      CERTAIN TRANSACTIONS

      During fiscal year 1998, the Company made loans in varying amounts to Messrs. Layton, Powell and Wharf in order to provide such persons with the funds necessary to satisfy various personal obligations and for other purposes. The largest amount owing by such persons during fiscal year 1998 was $458,684, $186,440 and $61,956, respectively. Mr. Wharf repaid in full his indebtedness to the Company prior to March 31, 1998. As of March 31, 1998, Messrs. Layton and Powell were indebted to the Company in the amount $458,684 and $186,440, respectively. The indebtedness owing by such persons accrues interest at the rate charged to the Company for working capital borrowings. Messrs. Layton's and Powell's indebtedness is due and payable in one installment on March 31, 1999.

      David Heap, the Company's Chairman of the Board, owned approximately a one-third equity interest in a small computer supplies dealer, Business Software Centers, Inc. ("BSC"). In December 1991, Mr. Heap agreed to remit to the Company any dividends, distributions or other amounts which he may receive in respect of such interest. Mr. Heap has not received any dividends, distributions or other amounts in respect of his equity interest. During fiscal year 1998, Mr. Heap sold all of his remaining equity interest and no longer retains an equity interest in BSC.

      During fiscal year 1998, the Company's sales to BSC during the period of the year that Mr. Heap owned an equity interest in BSC aggregated approximately $537,000 and contributed less than 1% of the Company's total sales in such fiscal year. Such sales were made in accordance with the Company's usual terms, except that BSC received extended payment terms in return for which BSC agreed, among other things, to provide the Company with quarterly financial information.

      In April 1997, the Company entered into a one-year aircraft lease with a company owned by Mr. Heap under which the Company, on a non-exclusive basis, leases an aircraft from such company. The lease was terminable by either party at any time. During fiscal year 1998, the Company incurred approximately $342,000 in lease payments and reimbursement of certain operating costs relating to this aircraft lease. The aircraft lease was terminated on March 31, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

1.    Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of March 31, 1998 and 1997

Consolidated Statements of Income for the Fiscal Years Ended March 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

2.    Financial Statements Schedules

Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3.    Exhibits

Exhibit
   No.                            Description of Exhibit

3.1(7)   - Amended and Restated Certificate of Incorporation of Daisytek
           International Corporation.

3.1.1(7) - Certificate of Amendment of Amended and Restated Certificate of
           Incorporation of Daisytek International Corporation.
3.2(1)   - Amended and Restated By-laws of Daisytek International Corporation.
10.1(2) - Employee Stock Option Plan of Daisytek International Corporation. 10.2(2) - 1994 Stock Option Plan of Daisytek International Corporation.
10.3(7)  - Non-Employee Director Stock Option and Retainer Plan.
10.4(10) - 1997 Employee Stock Option Plan of Daisytek International
           Corporation.
10.5(3)  - Credit Agreement dated May 22, 1995, Daisytek, Incorporated, as
           Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, Texas Commerce Bank National Association, as Agent, and Texas Commerce Bank National Association and State Street bank and Trust Company, as Lenders.
10.5.1(8)- First Amendment to Credit Agreement dated April 15, 1996 between
           Daisytek, Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and Texas Commerce Bank National Association and State Street Bank and Trust Company, as Lenders.
10.5.2(9)- Second Amendment to Credit Agreement dated November 14, 1996 between
           Daisytek, Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and Texas Commerce Bank National Association, NBD Bank, and State Street bank and Trust Company, as Lenders.
10.6(2)  - Industrial Lease Agreement between Industrial Developments
           International, Inc. and Daisytek, Incorporated, as amended.
10.7(2)  - Lease Agreement dated September 30, 1991 between AmWest Savings
           Association and Daisytek, Incorporated, as amended.
10.8(2)  - Lease dated October 28, 1994 between Robco Enterprises, Ltd., Yen
           Hoy Enterprises Ltd., George Yen and Daisytek (Canada) Inc.
10.9(4)  - Lease dated June 1, 1995 between GPM Real Property (6) Ltd. and Endow
           (6) Inc. and Daisytek (Canada) Inc.
10.10(2) - Lease Agreement dated December 30, 1998 between Daisytek,
           Incorporated and State Street Bank and Trust Company.
10.11(2) - Term Lease master Agreement dated November 29, 1990 between IBM
           Credit Corporation and Daisytek, Incorporated.
10.12(10)- U.S. Reseller Agreement dated March 10, 1997 between Hewlett-Packard
           Company and Daisytek, Incorporated, with Addendum.
10.13(2) - Lease dated July 4, 1994 between Fraccionadora Industrial Del Norte,
           S.A. De C.V. and Daisytek De Mexico, S.A. De C.V.
10.14(2) - Marketing Advantage Program Enrollment Agreement dated November 11,
           1994 between Federal Express Corporation and Daisytek, Incorporated. 10.15(5) - Lease Agreement dated May 22, 1995 between New World Partners Joint
           Number Three and Daisytek and Daisytek Latin America, Inc.
10.16(10)- Forward Exchange Contact dated May 22, 1997 between Daisytek and
           Texas Commerce Bank National Association.
10.17(6) - Option to Purchase Shares of Common Stock dated May 9, 1995 between
           Daisytek International Corporation and David A. Heap.
10.18(6) - Option to Purchase Shares of Common Stock dated May 9, 1995 between
           Daisytek International Corporation and Mark C. Layton.
10.19(6) - Second Amendment to Industrial Lease Agreement between New York Life
           Insurance Company and Daisytek, Incorporated.
10.20(6) - Agreement dated December 19, 1995 between Diesel Recon Company and
           Daisytek, Incorporated.
10.21(6) - Sixth Modification to Lease Agreement dated November 30, 1995 between
           Atrium Association, L.P. and Daisytek, Incorporated.
10.22(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and David A.Heap.

10.23(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Steve Graham. 10.24(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Peter Vikanis. 10.25(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Timothy Murray. 10.26(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Edgar D. Jannotta, Jr. 10.27(11)- Third Amendment to Credit Agreement dated June 30, 1997 between
           Daisytek, Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First National Bank of Chicago, and Texas Commerce Bank National Association, as Lenders.
10.28(12)- Lease Amending Agreement dated September 5, 1997 to Lease Agreement dated June 1, 1995 between GPM Real Property (6) Ltd. and Endow (6) Inc. and Daisytek (Canada) Inc.
10.29(12)- Lease Agreement dated October 21, 1997 between G.T.W. International
           PTE LTD and Daisytek Asia PTE LTD.
10.30(12)- Committed Credit Facility Agreement dated October 22, 1997 between
           Daisytek Australia PTY LTD, as Borrower, Daisytek International Corporation and Daisytek, Inc., as Guarantors, and The First
           National Bank of Chicago, as Lender.
10.31(12)- Fourth Amendment to Credit Agreement dated December 11, 1997 between
           Daisytek, Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First National Bank of Chicago, and Texas Commerce Bank National Association, as Lenders.
10.32(12)- Revolving Credit and Foreign Exchange Facility Agreement dated
           December 31, 1997 between Daisytek (Canada) Inc., as Borrower, Daisytek, Inc., as Guarantor, and First Chicago NBD Bank, Canada,
           as Lender.
10.33(*) - Stock Purchase Agreement by and among the Stockholders of
           Steadi-Systems, Ltd., Daisytek, Incorporated, and Daisytek International Corporation dated January 5, 1998.
10.34(*) - Fifth Amendment to Credit Agreement dated February 13, 1998 between
           Daisytek, Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First National Bank of Chicago, and Chase Bank of Texas, N.A., as Lenders.
11(*)    - Statement re: computation of per share earnings.
21(*)    - Subsidiaries of the Registrant.
23(*)    - Consents.
27(*)    - Financial Data Schedule.

-----------
(*)      Filed herewith.

(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.
(2) Incorporated by reference from Registration Statement on Form S-1 No. 33-86926.
(3)      Incorporated by reference from Current Report on Form 8-K dated May 22,
         1995.
(4) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995 dated June 23, 1995.
(5)      Incorporated by reference from Current Report on Form 8-K dated
         August 22, 1995.
(6) Incorporated by reference from Registration Statement on Form S-1 No. 33-99796.
(7) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1996 dated June 26, 1996.
(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 dated August 13, 1996.

(9) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1996 dated February 13, 1997.
(10) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997 dated June 27, 1997.
(11) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 dated August 14, 1997.
(12) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1997 dated February 17, 1998.

         (b)   Reports on Form 8-K
                  1. On January 28, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated January 28, 1998 announcing third quarter results.
                  2. On February 9, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated February 9, 1998 announcing a two for one stock split.
                  3. On March 26, 1996, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's Underwriting Agreement dated March 26, 1998 for the sale of 3,300,000 shares of Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Daisytek International Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated May 5, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP

Dallas, Texas
May 5, 1998

                                                                    SCHEDULE II

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 1998
                             (AMOUNTS IN THOUSANDS)




                                                                      ADDITIONS
                                                              -----------------------
                                                BALANCE AT    CHARGES TO   CHARGES TO               BALANCE AT
                                                BEGINNING      COST AND      OTHER                    END OF
                                                OF PERIOD      EXPENSES     ACCOUNTS  DEDUCTIONS      PERIOD
                                                ---------     ---------    ---------- ----------      ------

Fiscal Year Ended March 31, 1996:

   Allowance for doubtful accounts...........    $   1,535         999         --       (776)        $  1,758

   Income tax valuation allowance............    $     378           8         --         --         $    386


Fiscal Year Ended March 31, 1997:

   Allowance for doubtful accounts...........    $   1,758       1,594         --       (992)        $  2,360

   Income tax valuation allowance............    $     386          --         --       (123)        $    263


Fiscal Year Ended March 31, 1998:

   Allowance for doubtful accounts...........    $   2,360       1,936         --     (1,641)        $  2,655


   Income tax valuation allowance............    $     263          48         --         --         $    311


                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DAISYTEK INTERNATIONAL CORPORATION

                                      By:  /s/ Thomas J. Madden
                                         --------------------------------------
                                      Thomas J. Madden, Chief Financial Officer
                                      and Vice President - Finance

May 29, 1998

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


                    Signature                                   Title                            Date
                    ---------                                   -----                            ----

         /s/ David A. Heap                                Chairman of the Board               May 29, 1998
         -------------------------
         David A. Heap

         /s/ Mark C. Layton                               Chief Executive and Operating       May 29, 1998
         -------------------------                        Officer, President and Director
         Mark C. Layton                                   (principal executive officer)


         /s/ Thomas J. Madden                             Chief Financial Officer, Vice       May 29, 1998
         -------------------------
         Thomas J. Madden                                 President - Finance
                                                          (principal financial and
                                                          accounting officer)

         /s/ Christopher Yates                            Director                            May 29, 1998
         -------------------------
         Christopher Yates

         /s/ James R. Powell                              Director                            May 29, 1998
         -------------------------
         James R. Powell

         /s/ Timothy M. Murray                            Director                            May 29, 1998
         -------------------------
         Timothy M. Murray

         /s/ Edgar D. Jannotta, Jr.                       Director                            May 29, 1998
         -------------------------
         Edgar D. Jannotta, Jr.

         /s/ Peter P. J. Vikanis                          Director                            May 29, 1998
         -------------------------
         Peter P. J. Vikanis


                                EXHIBIT INDEX



Exhibit
   No.                            Description of Exhibit
-------                           ----------------------
3.1(7)   - Amended and Restated Certificate of Incorporation of Daisytek
           International Corporation.
3.1.1(7) - Certificate of Amendment of Amended and Restated Certificate of
           Incorporation of Daisytek International Corporation.
3.2(1)   - Amended and Restated By-laws of Daisytek International Corporation.
10.1(2)  - Employee Stock Option Plan of Daisytek International Corporation.
10.2(2)  - 1994 Stock Option Plan of Daisytek International Corporation.
10.3(7)  - Non-Employee Director Stock Option and Retainer Plan.
10.4(10) - 1997 Employee Stock Option Plan of Daisytek International
           Corporation.
10.5(3)  - Credit Agreement dated May 22, 1995, Daisytek, Incorporated, as
           Borrower, Daisytek International Corporation and Borrower's
           Subsidiaries, as Guarantors, Texas Commerce Bank National
           Association, as Agent, and Texas Commerce Bank National Association
           and State Street bank and Trust Company, as Lenders.
10.5.1(8)- First Amendment to Credit Agreement dated April 15, 1996 between
           Daisytek, Incorporated, as Borrower, Daisytek International
           Corporation and Borrower's Subsidiaries, as Guarantors, and Texas
           Commerce Bank National Association and State Street Bank and Trust
           Company, as Lenders.
10.5.2(9)- Second Amendment to Credit Agreement dated November 14, 1996 between
           Daisytek, Incorporated, as Borrower, Daisytek International
           Corporation and Borrower's Subsidiaries, as Guarantors, and Texas
           Commerce Bank National Association, NBD Bank, and State Street bank and Trust Company, as Lenders.
10.6(2)  - Industrial Lease Agreement between Industrial Developments
           International, Inc. and Daisytek, Incorporated, as amended.
10.7(2)  - Lease Agreement dated September 30, 1991 between AmWest Savings
           Association and Daisytek, Incorporated, as amended.
10.8(2)  - Lease dated October 28, 1994 between Robco Enterprises, Ltd., Yen
           Hoy Enterprises Ltd., George Yen and Daisytek (Canada) Inc.
10.9(4)  - Lease dated June 1, 1995 between GPM Real Property (6) Ltd. and Endow
           (6) Inc. and Daisytek (Canada) Inc.
10.10(2) - Lease Agreement dated December 30, 1998 between Daisytek,
           Incorporated and State Street Bank and Trust Company.
10.11(2) - Term Lease master Agreement dated November 29, 1990 between IBM
           Credit Corporation and Daisytek, Incorporated.
10.12(10)- U.S. Reseller Agreement dated March 10, 1997 between Hewlett-Packard
           Company and Daisytek, Incorporated, with Addendum.
10.13(2) - Lease dated July 4, 1994 between Fraccionadora Industrial Del Norte,
           S.A. De C.V. and Daisytek De Mexico, S.A. De C.V.
10.14(2) - Marketing Advantage Program Enrollment Agreement dated November 11,
           1994 between Federal Express Corporation and Daisytek, Incorporated.
10.15(5) - Lease Agreement dated May 22, 1995 between New World Partners Joint
           Number Three and Daisytek and Daisytek Latin America, Inc.
10.16(10)- Forward Exchange Contact dated May 22, 1997 between Daisytek and
           Texas Commerce Bank National Association.
10.17(6) - Option to Purchase Shares of Common Stock dated May 9, 1995 between
           Daisytek International Corporation and David A. Heap.
10.18(6) - Option to Purchase Shares of Common Stock dated May 9, 1995 between
           Daisytek International Corporation and Mark C. Layton.
10.19(6) - Second Amendment to Industrial Lease Agreement between New York Life
           Insurance Company and Daisytek, Incorporated.
10.20(6) - Agreement dated December 19, 1995 between Diesel Recon Company and
           Daisytek, Incorporated.
10.21(6) - Sixth Modification to Lease Agreement dated November 30, 1995 between
           Atrium Association, L.P. and Daisytek, Incorporated.
10.22(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and David A.Heap.


10.23(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Steve Graham.
10.24(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Peter Vikanis.
10.25(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Timothy Murray.
10.26(10)- Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek International Corporation and Edgar D. Jannotta, Jr.
10.27(11)- Third Amendment to Credit Agreement dated June 30, 1997 between
           Daisytek, Incorporated, as Borrower, Daisytek International
           Corporation and Borrower's Subsidiaries, as Guarantors, and State
           Street Bank and Trust Company, The First National Bank of Chicago,
           and Texas Commerce Bank National Association, as Lenders.
10.28(12)- Lease Amending Agreement dated September 5, 1997 to Lease Agreement dated June 1, 1995 between GPM Real Property (6) Ltd. and Endow (6)
           Inc. and Daisytek (Canada) Inc.
10.29(12)- Lease Agreement dated October 21, 1997 between G.T.W. International
           PTE LTD and Daisytek Asia PTE LTD.
10.30(12)- Committed Credit Facility Agreement dated October 22, 1997 between
           Daisytek Australia PTY LTD, as Borrower, Daisytek International
           Corporation and Daisytek, Inc., as Guarantors, and The First
           National Bank of Chicago, as Lender.
10.31(12)- Fourth Amendment to Credit Agreement dated December 11, 1997 between
           Daisytek, Incorporated, as Borrower, Daisytek International
           Corporation and Borrower's Subsidiaries, as Guarantors, and State
           Street Bank and Trust Company, The First National Bank of Chicago,
           and Texas Commerce Bank National Association, as Lenders.
10.32(12)- Revolving Credit and Foreign Exchange Facility Agreement dated
           December 31, 1997 between Daisytek (Canada) Inc., as Borrower,
           Daisytek, Inc., as Guarantor, and First Chicago NBD Bank, Canada,
           as Lender.
10.33(*) - Stock Purchase Agreement by and among the Stockholders of
           Steadi-Systems, Ltd., Daisytek, Incorporated and Daisytek
           International Corporation dated January 5, 1998.
10.34(*) - Fifth Amendment to Credit Agreement dated February 13, 1998 between
           Daisytek, Incorporated, as Borrower, Daisytek International
           Corporation and Borrower's Subsidiaries, as Guarantors, and State
           Street Bank and Trust Company, The First National Bank of Chicago,
           and Chase Bank of Texas, N.A., as Lenders.
11(*)    - Statement re computation of per share earnings.
21(*)    - Subsidiaries of the Registrant.
23(*)    - Consents.
27(*)    - Financial Data Schedule.

-----------
(*)      Filed herewith

(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.
(2) Incorporated by reference from Registration Statement on Form S-1 No. 33-86926.
(3)      Incorporated by reference from Current Report on Form 8-K dated May 22,
         1995.
(4) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995 dated June 23, 1995.
(5)      Incorporated by reference from Current Report on Form 8-K dated
         August 22, 1995.
(6) Incorporated by reference from Registration Statement on Form S-1 No. 33-99796.
(7) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1996 dated June 26, 1996.
(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 dated August 13, 1996.
(9) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1996 dated February 13, 1997.
(10) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997 dated June 27, 1997.
(11) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 dated August 14, 1997.
(12) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1997 dated February 17, 1998.