Form 10-Q
period 1998-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1998-08-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

                                       OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from         to
                                               -------    -------

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    75-2421746
   ------------------------                   --------------------------
   (State of Incorporation)                   (I.R.S. Employer I.D. No.)

   500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS             75074
   ---------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   (972) 881-4700
                                                   ---------------------

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

At July 31, 1998 there were 17,096,528 shares of registrant's common stock outstanding.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                      PAGE NUMBER
                                                                                    -----------
    Item 1. Financial Statements:
                Unaudited Consolidated Balance Sheets as of June 30, 1998 and
                   March 31, 1998......................................................   3

                Unaudited Interim Consolidated Statements of Income for the
                   Three Months Ended June 30, 1998 and 1997 ..........................   5

                Unaudited Interim Consolidated Statements of Cash Flows for the
                   Three Months Ended June 30, 1998 and 1997...........................   6

                Notes to Unaudited Interim Condensed Consolidated Financial
                   Statements..........................................................   7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...................................  15

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K .........................................  21

SIGNATURES.............................................................................  22

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                   June 30,        March 31,
                                                                                     1998           1998 (a)
                                                                                  ----------      ----------
CURRENT ASSETS:
    Cash                                                                          $      725      $    2,087
    Accounts receivable, net of allowance for doubtful accounts of
        $2,075 and $2,765 at June 30, 1998 and March 31, 1998, respectively          114,651         127,563

    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division                105,347          81,956
        Inventories, Priority Fulfillment Services Division                           14,375          11,634

    Prepaid expenses and other current assets                                          5,946           3,944
                                                                                  ----------      ----------
                  Total current assets                                               241,044         227,184
                                                                                  ----------      ----------
PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                                 29,885          28,391
    Leasehold improvements                                                             2,060           1,907
                                                                                  ----------      ----------
                                                                                      31,945          30,298
    Less - Accumulated depreciation and amortization                                 (16,307)        (15,025)
                                                                                  ----------      ----------
                  Net property and equipment                                          15,638          15,273

EMPLOYEE RECEIVABLE                                                                      463             459

OTHER ASSETS                                                                           3,980              --

EXCESS OF COST OVER NET ASSETS ACQUIRED,
    net of accumulated amortization of $1,091 and $931 at June 30, 1998 and
    March 31, 1998, respectively                                                      17,466          14,929
                                                                                  ----------      ----------

                  Total assets                                                    $  278,591      $  257,845
                                                                                  ==========      ==========

----------------------
(a) Retroactively restated to combine the financial positions of Daisytek International Corporation ("Daisytek") with The Tape Company, Inc. ("The Tape Company"), which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               June 30,       March 31,
                                                                                 1998          1998 (a)
                                                                             ----------      ----------
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $      176      $    3,010
    Trade accounts payable                                                       84,226          87,390
    Accrued expenses                                                             10,288           9,768
    Income taxes payable                                                          2,316           1,484
    Deferred income tax liability                                                 1,032           1,546
                                                                             ----------      ----------
                  Total current liabilities                                      98,038         103,198
                                                                             ----------      ----------

LONG-TERM DEBT, less current portion                                             37,085          16,916
                                                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at June 30, 1998 and March 31, 1998; none issued
        and outstanding                                                              --              --
    Common stock, $0.01 par value; 20,000,000 shares
        authorized at June 30, 1998 and March 31, 1998;
        17,041,308 and 16,935,896 shares issued and
        outstanding at June 30, 1998 and March 31, 1998,
        respectively                                                                170             169
    Additional paid-in capital                                                   91,322          89,879
    Retained earnings                                                            54,034          49,614
    Cumulative foreign currency translation adjustment                           (2,058)         (1,931)
                                                                             ----------      ----------
                  Total shareholders' equity                                    143,468         137,731
                                                                             ----------      ----------

                  Total liabilities and shareholders' equity                 $  278,591      $  257,845
                                                                             ==========      ==========

----------------------
(a) Retroactively restated to combine the financial positions of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).





                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Three Months Ended
                                                                                       June 30,
                                                                           -----------------------------
                                                                                1998           1997 (a)
                                                                           ------------     ------------
Net sales                                                                  $    222,589     $    182,777
Cost of sales                                                                   196,062          163,154
                                                                           ------------     ------------
              Gross profit                                                       26,527           19,623
Selling, general and administrative expenses                                     16,875           12,522
Acquisition related costs                                                           405               --
                                                                           ------------     ------------
              Income from operations                                              9,247            7,101
Interest expense                                                                    852              586
                                                                           ------------     ------------
              Income before income taxes                                          8,395            6,515
Provision for income taxes                                                        3,002            2,415
                                                                           ------------     ------------
              Net income                                                   $      5,393     $      4,100
                                                                           ============     ============
Net income per common share:
              Basic                                                        $       0.32     $       0.29
              Diluted                                                      $       0.30     $       0.27

Pro forma data (b):
    Net income                                                             $      5,393     $      4,100
    Pro forma adjustments:
              Provision for income taxes                                           (291)             (82)
              Acquisition related costs, net of tax                                 246               --
                                                                           ------------     ------------
    Pro forma net income                                                   $      5,348     $      4,018
                                                                           ============     ============
    Pro forma net income per common share:
              Basic                                                        $       0.31     $       0.28
              Diluted                                                      $       0.30     $       0.27

Weighted average common and common share equivalents outstanding:
              Basic                                                              17,005           14,339
              Diluted                                                            17,814           14,983

----------------------
(a) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).
(b) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure. (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the three months ended June 30, 1998.


                   The accompanying notes are an integral part
                    of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                           -------------------------
                                                                                             1998           1997(a)
                                                                                           ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                             $    5,393      $   4,100
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities --
       Depreciation and amortization                                                            1,782          1,223
       Provision for doubtful accounts                                                            525            418
       Deferred income tax provision (benefit)                                                   (399)             2
       Changes in operating assets and liabilities --
           Accounts receivable                                                                 11,949           (390)
           Inventories, net                                                                   (26,690)        (7,492)
           Trade accounts payable and accrued expenses                                         (2,217)         4,197
           Income taxes payable                                                                   828           (332)
           Prepaid expenses and other current assets                                           (2,526)          (632)
                                                                                           ----------      ---------
                Net cash provided by (used in) operating activities                           (11,355)         1,094
                                                                                           ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                        (1,807)          (837)
    Additional cost of acquired business                                                       (2,886)            --
    Advances to employees, net                                                                    (29)          (138)
    Increase in other assets                                                                   (3,980)            --
                                                                                           ----------      ---------
                Net cash used in investing activities                                          (8,702)          (975)
                                                                                           ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net                                                25,024            (50)
    Payments on capital leases and notes payable                                               (7,132)          (746)
    Net proceeds from exercise of stock options                                                 1,443          2,331
    Distributions to shareholders of pooled company                                              (973)          (985)
                                                                                           ----------      ----------
                Net cash provided by financing activities                                      18,362            550
                                                                                           ----------      ---------
EFFECT OF EXCHANGE RATES ON CASH                                                                  333           (141)
                                                                                           ----------      ----------
NET INCREASE (DECREASE) IN CASH                                                                (1,362)           528
CASH, beginning of period                                                                       2,087            557
                                                                                           ----------      ---------
CASH, end of period                                                                        $      725      $   1,085
                                                                                           ==========      =========

------------------------
(a) Retroactively restated to combine the cash flows of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).


                   The accompanying notes are an integral part
                    of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)

1.   BASIS OF PRESENTATION:

     The Interim Unaudited Consolidated Financial Statements include the accounts of Daisytek International Corporation and the accounts of companies acquired in business combinations accounted for under 1) the purchase method from their respective acquisition dates, and 2) the pooling of interests method, giving retroactive effect for all periods presented. See Footnote 3 of these Interim Unaudited Consolidated Financial Statements for a reconciliation of the Company's retroactively restated and previously reported revenue, net income, pro forma net income and weighted average common share and common share equivalents outstanding, resulting from the business combination with The Tape Company, Inc. ("The Tape Company"), which was acquired by the Company during June 1998 and accounted for as a pooling of interests.

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 1998, its results of operations and its results of cash flows for the three months ended June 30, 1998 and 1997. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

     The Interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on May 29, 1998 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Interim Unaudited Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

     Presented as follows, for informational purposes only, are the Company's unaudited interim consolidated statements of income for the three month periods ended June 30, 1998 and 1997:

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)

                                                                    Three Months Ended June 30,
                                                    -------------------------------------------------------
                                                                       1997           %            1997
                                                         1998      Reported (a)     Change      Restated (b)
                                                    ------------   ------------     ------     -------------
Net sales                                           $    222,589   $    172,812      28.8%     $    182,777
Cost of sales                                            196,062        155,506                     163,154
                                                    ------------   ------------                ------------
    Gross profit                                          26,527         17,306      53.3%           19,623
Selling, general and administrative expenses              16,875         10,583      59.5%           12,522
Acquisition related costs                                    405             --                          --
                                                    ------------   ------------                ------------
    Income from operations                                 9,247          6,723      37.5%            7,101
Interest expense                                             852            519                         586
                                                    ------------   ------------                ------------
    Income before income taxes                             8,395          6,204                       6,515
Provision for income taxes                                 3,002          2,375                       2,415
                                                    ------------   ------------                ------------
    Net income                                      $      5,393   $      3,829      40.8%     $      4,100
                                                    ============   ============                ============
Net income per common share:
    Basic                                           $       0.32   $       0.29      10.3%     $       0.29
    Diluted                                         $       0.30   $       0.27      11.1%     $       0.27

Pro forma data (c):
    Net income                                      $      5,393   $      3,829                $      4,100
    Pro forma adjustments:
       Provision for income taxes                           (291)            --                         (82)
       Acquisition related costs, net of tax                 246             --                          --
                                                    ------------   ------------                ------------
    Pro forma net income                            $      5,348   $      3,829      39.7%     $      4,018
                                                    ============   ============                ============
    Pro forma net income per common share:
       Basic                                        $       0.31   $       0.29       6.9%     $       0.28
       Diluted                                      $       0.30   $       0.27      11.1%     $       0.27

Weighted average common and common share
   equivalents outstanding:
       Basic                                              17,005         13,364      27.2%           14,339
       Diluted                                            17,814         14,008      27.2%           14,983

------------------------
(a) Results previously reported for Daisytek prior to the acquisition of The Tape Company.
(b) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests.
(c) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure. (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the three months ended June 30, 1998.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)


2.   ORGANIZATION AND NATURE OF BUSINESS:

     The Company is a wholesale distributor of non-paper computer and office automation supplies and accessories, whose primary products are laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories such as cleaning kits and media storage files. The Company's products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia, Mexico and Singapore, sells products primarily in North America, as well as in Latin America, Australia, Singapore, the Pacific Rim, Europe and Africa. The Company's customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, warehouse clubs and other retailers who resell the products to end-users.

     During fiscal year 1996, the Company formed Priority Fulfillment Services, Inc. ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners and other customers. Through PFS, the Company sells its core competencies in call-center, product fulfillment, logistics and support services to client companies worldwide. PFS customizes these services to meet specific requirements of these companies. PFS's call-center services include: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collections services, and accounting and systems support. PFS utilizes primarily the Company's centralized distribution facility in Memphis, Tennessee and also the Company's foreign distribution facilities, and maintains relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS presently provides its services under both fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and transaction based contracts (where PFS takes title and resells the product).

     In January 1998, the Company expanded its product line by acquiring Steadi-Systems, Ltd., ("Steadi-Systems") an independent wholesale distributor of professional-grade audio and video media products (pro-tape products) to the filmed entertainment and multimedia industries. The Company further expanded its operations in the distribution of pro-tape products through the acquisition of The Tape Company in June 1998. Through Steadi-Systems and The Tape Company, the Company distributes a wide array of professional-grade audio and video media products and video hardware and is an authorized distributor for leading manufacturers such as Sony, Fuji, JVC, Avid and others to customers including production companies, post-production operations, and television stations.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)


3.   BUSINESS COMBINATIONS:

     During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger. Under the terms of the acquisition, accounted for as a pooling of interest, the Company exchanged 974,864 shares of Company common stock for all of The Tape Company's common stock. The Tape Company is a Chicago, Ill.-based independent distributor of professional grade audio and video media products. Retroactively restated and previously reported revenue, net income, pro forma net income and weighted average common share and common share equivalents outstanding are as follows (in thousands, except per share data):

                                                                 Three Months Ended June 30, 1997
                                                        -----------------------------------------------
                                                        Daisytek -
                                                        Previously          The Tape        Daisytek -
                                                         Reported           Company         Restated
                                                       ------------       ------------     ------------
Net sales                                              $    172,812       $      9,965     $    182,777
Net income                                             $      3,829       $        271     $      4,100
Net income per common share:
              Basic                                    $       0.29                        $       0.29
              Diluted                                  $       0.27                        $       0.27

Pro forma data (a):
    Net income                                         $      3,829       $        271     $      4,100
         Pro forma adjustment for income taxes                   --                (82)             (82)
                                                       ------------       ------------     ------------
    Pro forma net income                               $      3,829       $        189     $      4,018
                                                       ============       ============     ============
    Pro forma net income per common share:
              Basic                                    $       0.29                        $       0.28
              Diluted                                  $       0.27                        $       0.27

Weighted average common and
  common share equivalents outstanding:
              Basic                                          13,364                              14,339
              Diluted                                        14,008                              14,983

------------------------
(a) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure. (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the three months ended June 30, 1998.


4.   INVENTORIES:

     Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)


5.   DEBT:

     Debt as of June 30, 1998 and March 31, 1998, is as follows (dollars in thousands):

                                                                                    June 30,       March 31,
                                                                                      1998           1998
                                                                                   ----------      ----------
Revolving line of credit with commercial banks, interest (weighted average rate of 6.9% at June 30, 1998) at the Company's option at the prime rate of a bank (8.5% at June 30, 1998) or the Eurodollar rate plus
     0.625% to 1.125% (6.3% at June 30, 1998), due December 31, 2000               $   24,900      $       --

Revolving line of credit with commercial bank, interest at the Australian Bank
     Bill Rate or the Australian bank's overnight rate plus 0.75%
     (6.0% at June 30, 1998), due December 31, 2000                                     3,813           4,410

Revolving line of credit with commercial bank, interest (weighted average rate of 5.8% at June 30, 1998) at the Canadian bank's cost of funds plus 0.65%
     (5.8% at June 30, 1998) or the Canadian bank's prime rate
     (6.5% at June 30, 1998), due December 31, 2000                                     8,271           8,101

Revolving line of credit with commercial bank, interest payable monthly at the
     Federal Funds rate plus 2%, due October 31, 1998, and secured by a
     blanket lien on all assets of The Tape Company and affiliates                         --           2,161

Term loan with commercial bank, payable monthly at a rate of $25 plus interest at 7.65%, due October 31, 2002 and secured by a blanket lien
     on all assets of The Tape Company and affiliates                                      --           1,400

Note payable to individual, payable monthly at a rate of $41 including
     interest at a rate of 6.66%, due July 25, 2007                                        --           3,413

Notes payable and obligations under capital leases for warehouse equipment, computer equipment, office furniture, fixtures and transportation equipment interest at varying rates ranging from 7.5% to 11%, with
     lease terms varying from three to seven years                                        277             441
                                                                                   ----------      ----------

        Long-term debt                                                                 37,261          19,926

Less:  Current portion of long-term debt                                                 (176)         (3,010)
                                                                                   ----------      ----------

        Long-term debt, less current portion                                       $   37,085      $   16,916
                                                                                   ==========      ==========

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. The Facility accrues interest, at the Company's option, at the prime rate of a bank or the Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions,

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)


investments and asset sales. As of June 30, 1998, the Company had borrowed $24.9 million under the Facility, leaving $40.1 million available for additional borrowings. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.6 million (U.S.) at June 30, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of June 30, 1998, the Company had borrowed approximately $3.8 million (U.S.), leaving approximately $0.8 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.2 million (U.S.) at June 30, 1998. The Company had borrowed approximately $8.3 million (U.S.) under the Canadian Facility at June 30, 1998, leaving approximately $1.9 million (U.S.) available under the Canadian Facility for additional borrowings. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the revolving line of credit due October 31, 1998, the term loan with commercial bank due October 31, 2002, and the note payable to individual due July 25, 2007, were paid in full by the Company and were retired.


6.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                     Three Months Ended
                                                           June 30,
                                                   -----------------------
                                                      1998          1997
                                                   ---------     ---------
        Cash paid during the period for:
           Interest                                $     728     $     590
           Income taxes                            $   2,177     $   1,103

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)


7.   STOCK OPTIONS:

     During the three months ended June 30, 1998, the Company granted options to certain employees under its employee stock option plans (the "Plans"). These options were granted at the fair market value of the Company's common stock at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages.

                                          Shares            Price per Share
                                       ----------           ---------------
    Outstanding, March 31, 1998         1,725,974            $0.64 - $22.44
         Granted                          737,298           $21.50 - $22.88
         Exercised                       (104,779)           $2.65 - $16.25
         Canceled                         (74,031)           $9.75 - $17.38
                                       ----------
    Outstanding, June 30, 1998          2,284,462            $0.64 - $22.88
                                       ==========

8.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report comprehensive income, which is defined as all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company adopted SFAS No. 130 during the three months ended June 30, 1998. Comprehensive income for the Company includes net income and foreign currency translation adjustments for the Company's foreign subsidiaries where the local currency is the functional currency. The Company's comprehensive income is as follows (in thousands):

                                                          Three months ended
                                                               June 30,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
         Net income                                    $  5,393        $  4,100
         Comprehensive income adjustments:
              Cumulative translation adjustment            (127)           (224)
                                                       --------        --------
         Comprehensive income                          $  5,266        $  3,876
                                                       ========        ========

9.    NEW ACCOUNTING STANDARDS:

     The Company adopted SFAS No. 128, "Earnings per Share," during the quarter ended December 31, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company restated its earnings per share data for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. SFAS No. 131 modifies existing disclosure requirements, which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standard and its potential impact on disclosures and will adopt these pronouncement in its fiscal year 1999 annual financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION RELATED TO THE THREE MONTH PERIODS ENDED JUNE 30, 1998
              AND 1997 AND RELATED TO MARCH 31, 1998 IS UNAUDITED.)


     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. The Company presently utilizes derivative financial instruments only to hedge its net investment in certain of its foreign operations. SFAS No. 133 requires gains or losses on these financial instruments to be included in other comprehensive income as a part of the cumulative translation adjustment. The Company currently complies with the provisions of SFAS No. 133 in its accounting treatment of these financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of an entity's fiscal quarter. Early adoption of the standard is allowed, however, the statement cannot be applied retroactively to financial statements of prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Interim Unaudited Consolidated Financial Statements include the accounts of Daisytek International Corporation and the accounts of companies acquired in business combinations accounted for under 1) the purchase method from their respective acquisition dates, and 2) the pooling of interests method, giving retroactive effect for all periods presented.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997.

    Net Sales. Net sales for the three months ended June 30, 1998 were $222.6 million as compared to $182.8 million for the three months ended June 30, 1997, an increase of $39.8 million, or 21.8%. The increase was the result of an increase in domestic and international computer supplies sales, revenues from outsourcing activities of Priority Fulfillment Services ("PFS"), and the addition of net sales of professional-grade audio and video media products (pro-tape products) resulting from the acquisitions of Steadi-Systems, Ltd. ("Steadi-Systems") in January 1998. The business combination of Steadi-Systems was accounted for under the purchase method, thus its results of operations are included in the Company's consolidated results after the acquisition date. The growth in U.S. net sales was approximately $24 million, or approximately 17%, and the growth in international net sales was approximately $16 million, or approximately 41%. The growth in U.S. and international net sales was primarily due to new customers, increased sales volume to large national accounts, computer and office product superstores, and the Company's continued introduction of new products, including those new products added through business acquisitions. In addition, continuing consolidation among the Company's domestic customers may reduce the rate of U.S. sales growth below that achieved in the past.

    Gross Profit. Gross profit for the three months ended June 30, 1998 was $26.5 million as compared to $19.6 million in the same period in 1997, an increase of $6.9 million, or 35.2%, primarily as the result of increased sales volume in the first quarter of fiscal year 1999. The Company's gross profit margin as a percent of net sales was 11.9% for the three month period ended June 30, 1998 as compared to 10.7% for the same period of 1997. The increase in the Company's gross profit margin as a percentage of net sales was a result of an increase in pro-tape net sales, which have higher margins than the Company's traditional computer supplies products, as a percent of total net sales. Also increased higher margin fee revenue business for the Company's outsource providing subsidiary, Priority Fulfillment Services ("PFS"), and enhanced product sourcing in fiscal year 1999 contributed to increased gross profit margins during fiscal year 1999. The Company believes that the competitive environment and consolidation of its computer supplies products customers may negatively impact the Company's gross profit margin percentage during fiscal year 1999. The Company continues to look for opportunities to offset such impact, however, there can be no assurance that the Company will be successful in doing so.

    SG&A Expenses. SG&A expenses for the three months ended June 30, 1998 were $16.9 million (excluding acquisition related costs), or 7.6% of net sales, as compared to $12.5 million, or 6.9% of net sales, for the three months ended June 30, 1997. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The increase in SG&A expenses as a percentage of net sales for fiscal year 1999 were primarily due to increased SG&A costs from the addition of Steadi-Systems, whose SG&A expenses are higher than the Company's core computer supplies business, and due to incremental SG&A expenses associated with its PFS subsidiary. The Company continues to incur incremental SG&A expenses to invest in growth areas of the business, PFS and international operations in particular.

     Acquisition Related Costs. During June 1998, the Company completed the acquisition of The Tape Company, Inc. ("The Tape Company") through a stock-for-stock merger, which is accounted for as a pooling of interest in the accompanying Unaudited Interim Consolidated Financial Statements and notes thereto. Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company of approximately $0.4 million, or approximately $0.01 per share net of income taxes. These costs were charged to income during the 3 months ended June 30, 1998. The Company expects to incur approximately $0.4 million of expenses in each of the next two fiscal quarters relating to The Tape Company merger activities.

    Income from Operations. Income from operations for the three months ended June 30, 1998 was $9.2 million. Income from operations excluding acquisition related costs was $9.7 million as compared to $7.1 million for the same period during 1997, an increase of $2.6 million, or 35.9%. This increase was due to increased sales volume and increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of net sales was 4.2% for the three months ended June 30, 1998. Income from operations excluding acquisition related costs as a percentage of net sales was 4.3% for the three months ended June 30, 1998 as compared to 3.9% for the corresponding period ending June 30, 1997.

    Interest Expense. Interest expense for the three months ended June 30, 1998 was $0.9 million as compared to $0.6 million for the three months ended June 30, 1997. Interest expense was higher during the three months ended June 30, 1998 primarily due to an increase in the average line of credit, partially offset by a slight decrease in interest rates during fiscal year 1999. The weighted average interest rate was 6.7% and 7.0% during the three months ended June 30, 1998 and 1997, respectively.

    Income Taxes. The Company's provision for income taxes was $3.0 million for the three months ended June 30, 1998 as compared to $2.4 million for the three months ended June 30, 1997. The increase was primarily due to increased pretax profits. The effective tax rate was 35.8% and 37.1% for the three months ended June 30, 1998 and 1997, respectively. The effective tax rate for the three months ended June 30, 1998 was lower than the corresponding period during 1997 as The Tape Company's income before income taxes represented a larger percentage of the Company's total income before income taxes during the three months ended June 30, 1998. The Tape Company, prior to its acquisition by the Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. In future periods, The Tape Company, including all of its operating units, will be taxed under a corporate tax structure, and accordingly, the Company's effective tax rate should be in the range of 38% to 39% during the remainder of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the three months ended June 30, 1998, net cash of $18.4 million was provided by financing activities, compared to net cash provided by financing activities of $0.6 million for the three months ended June 30, 1997. Cash provided by financing activities was generated primarily from proceeds from revolving lines of credit and the exercise of common stock options during the three months ended June 30, 1998. In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the revolving line of credit due October 31, 1998, the term loan with commercial bank due October 31, 2002, and the note payable to an individual due July 25, 2007, were paid in full by the Company during the three months ended June 30, 1998, and were retired. Included in cash flows from financing activities for the three months ended June 30, 1998 and 1997 are distributions made to shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. During the three months ended June 30, 1997, cash provided by financing activities was generated primarily from proceeds received from the exercise of common stock options. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1999, primarily to support the Company's growth.

     During the three months ended June 30, 1998, $11.4 million was used in operating activities, while net cash of $1.1 million was provided by operating activities during the three months ended June 30, 1997. Increased working capital requirements during the three months ended June 30, 1998, were partially funded by cash generated by the Company's operations, with the remainder provided by financing activities. During the three months ended June 30, 1997, increased working capital required to support the Company's growth was funded by cash generated from operating activities.

     Funds used for investing activities during the three months ended June 30, 1998 included incremental costs of an acquired business and for capital expenditures. During May 1998, certain events occurred which were defined in the acquisition agreement for Steadi-Systems, which caused the Company to incur approximately $2.9 million in contingent cash payments for that acquisition. Capital expenditures of approximately $1.9 during the three months ended June 30, 1998 consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based customer tools, including its on-line catalog and ordering tool (SOLOnet) and other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The principal use of funds for investing activities were for capital expenditures of $0.8 million for the three months ended June 30, 1997. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 1999 will be approximately $6 million to $7 million.

     Working capital increased to $143.0 million at June 30, 1998 from $124.0 million at March 31, 1998. This increase of $19.0 million was primarily attributable to an increase in inventory and a decrease in accounts payable, which were partially offset by a decrease in accounts receivable. During the three month periods ended June 30, 1998 and 1997, the Company generally maintained an accounts receivable balance of approximately 47 days of sales. Inventory turnover, excluding Priority Fulfillment Services Division, was approximately 7 and 10 turns for the three month periods ended June 30, 1998 and 1997, respectively. The Company generally maintains an inventory turnover of approximately 10 to 11 turns, however, inventory turnover was lower during the three months ended June 30, 1998 primarily due to increased inventory levels held by the Company's pro-tape business and due to inventory buy-in activity to take advantage of enhanced product sourcing opportunities.

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. As of June 30, 1998, the Company had borrowed $24.9 million, leaving $40.1 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.6 million (U.S.) at June 30, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of June 30, 1998, the Company had borrowed approximately $3.8 million (U.S.), leaving approximately $0.8 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.2 million (U.S.) at June 30, 1998. The Company had borrowed approximately $8.3 million (U.S.) under the Canadian Facility, leaving approximately $1.9 million (U.S.) available under the Canadian Facility for additional borrowings at June 30, 1998. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During January 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 1999, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at June 30, 1998.

     During the three months ended June 30, 1998, approximately 23% of the Company's net sales were sold through the Company's Canadian, Mexican, Australian, Singaporean and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding:

      CURRENCY TYPE       US$ CONTRACT AMOUNT         CONTRACT TYPE            EXPIRATION
      -------------       -------------------         -------------            ----------
     Canadian Dollars        $11.7 million        Sell Canadian Dollars       October 1998
    Australian Dollars       $1.8 million        Sell Australian Dollars      October 1998
    Australian Dollars       $0.5 million        Sell Australian Dollars      October 1998
    Australian Dollars       $3.7 million        Sell Australian Dollars      October 1998

     As of June 30, 1998, the Company had incurred unrealized gains of approximately $0.3 million, net of income taxes, on these outstanding Canadian and Australian forward exchange contracts. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

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

FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the

"Risk Factors" set forth in the Company's prospectus dated March 26, 1998, and the matters set forth in the Company's Report on Form 10-K filed on May 29, 1998, which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The Company adopted SFAS No. 128, "Earnings per Share," during the quarter ended December 31, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company restated its earnings per share data for all periods presented. The Company also adopted SFAS No. 130, "Reporting Comprehensive Income," during the quarter ended June 30, 1998. SFAS No. 130 requires companies to report comprehensive income, which is defined as all changes in equity during a period, except those resulting from investment by owners and distribution to owners.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. SFAS No. 131 modifies existing disclosure requirements, which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standard and its potential impact on disclosures and will adopt these pronouncement in its fiscal year 1999 annual financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. The Company presently utilizes derivative financial instruments only to hedge its net investment in certain of its foreign operations. SFAS No. 133 requires gains or losses on these financial instruments in other comprehensive income as a part of the cumulative translation adjustment. The Company currently complies with the provisions of SFAS No. 133 in its accounting treatment of these financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with initial application as of the beginning of an entity's fiscal quarter. Early adoption of the standard is allowed, however, the statement cannot be applied retroactively to financial statements of prior periods.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a)    Exhibits:

          EXHIBIT
             NO.    DESCRIPTION OF EXHIBITS
          --------  -----------------------------------------------------------

           10.1 Agreement and Plan of Merger Among Daisytek International Corporation, Daisytek, Incorporated, TC Illinois Acquisition Corp., TC Michigan Acquisition Corp., TC Georgia Acquisition Corp., TC Ohio Acquisition Corp., TC Pennsylvania Acquisition Corp., TC Texas Acquisition Corp., And TC Minnesota Acquisition Corp., The Tape Company, Inc., An Illinois Corporation, The Tape Company, Inc., A Michigan Corporation, The Tape Company, Inc., A Georgia Corporation, The Tape Company, Inc., An Ohio Corporation, Tape Distributors, Inc., A Pennsylvania Corporation, Tape Distributors Of Texas, Inc., A Texas Corporation, Tape Distributors Of Minnesota, Inc., A Minnesota Corporation, Michael Cullen and Robert Daly.

           10.2 Registration Rights Agreement by and among Daisytek International Corporation, a Delaware corporation, Michael Cullen and Robert Daly, dated June 1, 1998.

             11     Statement re: Computation of Earnings Per Share.

           27.1     Financial Data Schedule for the three months ended June 30,
                    1998.

           27.2     Financial Data Schedule for the three months ended June 30,
                    1997.

    b)    Reports on Form 8-K:

          Form 8-K filed on May 5, 1998 reporting Item 5. the Company's press release dated May 5, 1998 announcing fourth quarter and fiscal year ended March 31, 1998 results.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 14, 1998

                                        DAISYTEK  INTERNATIONAL CORPORATION

                                        By: /s/ Thomas J. Madden
                                            --------------------------------
                                                Thomas J. Madden
                                                Chief Financial Officer,
                                                Chief Accounting Officer,
                                                Vice President - Finance

                                INDEX TO EXHIBITS

          EXHIBIT
             NO.    DESCRIPTION OF EXHIBITS
          --------  -----------------------------------------------------------
           10.1     Agreement and Plan of Merger Among Daisytek International
                    Corporation, Daisytek, Incorporated, TC Illinois Acquisition
                    Corp., TC Michigan Acquisition Corp., TC Georgia Acquisition
                    Corp., TC Ohio Acquisition Corp., TC Pennsylvania
                    Acquisition Corp., TC Texas Acquisition Corp., And TC
                    Minnesota Acquisition Corp., The Tape Company, Inc., An
                    Illinois Corporation, The Tape Company, Inc., A Michigan
                    Corporation, The Tape Company, Inc., A Georgia Corporation,
                    The Tape Company, Inc., An Ohio Corporation, Tape
                    Distributors, Inc., A Pennsylvania Corporation, Tape
                    Distributors Of Texas, Inc., A Texas Corporation, Tape
                    Distributors Of Minnesota, Inc., A Minnesota Corporation,
                    Michael Cullen and Robert Daly.

           10.2     Registration Rights Agreement by and among Daisytek
                    International Corporation, a Delaware corporation, Michael
                    Cullen and Robert Daly, dated June 1, 1998.

             11     Statement re: Computation of Earnings Per Share.

           27.1     Financial Data Schedule for the three months ended June 30,
                    1998.

           27.2     Financial Data Schedule for the three months ended June 30,
                    1997.