Form 10-Q
period 1998-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1998-11-17
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                  the Quarterly Period Ended September 30, 1998

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

At November 6, 1998 there were 17,138,660 shares of registrant's common stock outstanding.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Unaudited Consolidated Balance Sheets as of September 30, 1998
                           and March 31, 1998......................................................      3

                      Unaudited Interim Consolidated Statements of Income for the
                           Three and Six Months Ended September 30, 1998 and 1997 .................      5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Six Months Ended September 30, 1998 and 1997...........................       6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements.............................................................       7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     18

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     23


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ................................................     24


SIGNATURES            .............................................................................   25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS



                                                                          September 30,     March 31,
                                                                              1998           1998 (a)
                                                                          -------------    ----------
CURRENT ASSETS:
    Cash                                                                    $   1,161      $   2,087
    Accounts receivable, net of allowance for doubtful accounts of
       $2,385 and $2,765 at September 30, 1998 and March 31, 1998,            123,347        127,563
       respectively

    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division          84,139         81,956
        Inventories, Priority Fulfillment Services Division                    23,056         11,634

    Prepaid expenses and other current assets                                   5,295          3,944
                                                                            ---------      ---------
                  Total current assets                                        236,998        227,184
                                                                            ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                          31,837         28,391
    Leasehold improvements                                                      2,062          1,907
                                                                            ---------      ---------
                                                                               33,899         30,298
    Less - Accumulated depreciation and amortization                          (17,706)       (15,025)
                                                                            ---------      ---------
                  Net property and equipment                                   16,193         15,273

EMPLOYEE RECEIVABLE                                                               471            459

OTHER ASSETS                                                                    3,302           --

EXCESS OF COST OVER NET ASSETS ACQUIRED,
    net of accumulated amortization of $1,262 and $931 at September 30,
    1998 and  March 31, 1998, respectively                                     17,178         14,929
                                                                            ---------      ---------

                  Total assets                                              $ 274,142      $ 257,845
                                                                            =========      =========

-----------
(a) Retroactively restated to combine the financial positions of Daisytek International Corporation ("Daisytek") with The Tape Company, Inc. ("The Tape Company"), which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                 September 30,    March 31,
                                                                                     1998          1998 (a)
                                                                                   ---------      ---------
CURRENT LIABILITIES:
    Current portion of long-term debt                                              $     180      $   3,010
    Trade accounts payable                                                            71,647         87,390
    Accrued expenses                                                                   9,693          9,768
    Income taxes payable                                                                 444          1,484
    Deferred income tax liability                                                      1,473          1,546
                                                                                   ---------      ---------
                  Total current liabilities                                           83,437        103,198
                                                                                   ---------      ---------

LONG-TERM DEBT, less current portion                                                  41,909         16,916
                                                                                   ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at September
        30, 1998 and March 31, 1998; none issued
        and outstanding                                                                 --             --
    Common stock, $0.01 par value; 30,000,000 and 20,000,000 shares authorized at September 30, 1998 and March 31, 1998, respectively;
    17,137,472 and 16,935,896 shares issued and outstanding at September 30,
    1998 and March 31, 1998, respectively                                                171            169
    Additional paid-in capital                                                        91,721         89,879
    Retained earnings                                                                 59,270         49,614
    Cumulative foreign currency translation adjustment                                (2,366)        (1,931)
                                                                                   ---------      ---------
                  Total shareholders' equity                                         148,796        137,731
                                                                                   ---------      ---------

                  Total liabilities and shareholders' equity                       $ 274,142      $ 257,845
                                                                                   =========      =========

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended            Six Months Ended
                                                             September 30,                 September 30,
                                                        -----------------------      ------------------------
                                                          1998         1997 (a)        1998          1997 (a)
                                                        ---------     ---------      ---------      ---------

Net sales                                               $ 220,151     $ 190,060      $ 442,740      $ 372,837
Cost of sales                                             193,428       169,734        389,490        332,888
                                                        ---------     ---------      ---------      ---------
              Gross profit                                 26,723        20,326         53,250         39,949
Selling, general and administrative expenses               17,218        13,094         34,093         25,616
Acquisition and integration costs                             130          --              535           --
                                                        ---------     ---------      ---------      ---------
              Income from operations                        9,375         7,232         18,622         14,333
Interest expense                                              789           660          1,641          1,246
                                                        ---------     ---------      ---------      ---------
              Income before income taxes                    8,586         6,572         16,981         13,087
Provision for income taxes                                  3,350         2,425          6,352          4,840
                                                        ---------     ---------      ---------      ---------
              Net income                                $   5,236     $   4,147      $  10,629      $   8,247
                                                        =========     =========      =========      =========

Net income per common share:
              Basic                                     $    0.31     $    0.28      $    0.62      $    0.57
              Diluted                                   $    0.30     $    0.27      $    0.60      $    0.54

Pro forma data (b):
    Net income                                          $   5,236     $   4,147      $  10,629      $   8,247
    Pro forma adjustments:
              Provision for income taxes                     --             (92)          (291)          (174)
              Acquisition related costs, net of tax          --            --              246           --
                                                        ---------     ---------      ---------      ---------
    Pro forma net income                                $   5,236     $   4,055      $  10,584      $   8,073
                                                        =========     =========      =========      =========
    Pro forma net income per common share:
              Basic                                     $    0.31     $    0.28      $    0.62      $    0.56
              Diluted                                   $    0.30     $    0.26      $    0.60      $    0.53

Weighted average common and common share
    equivalents outstanding:
              Basic                                        17,105        14,567         17,055         14,453
              Diluted                                      17,723        15,395         17,769         15,209


(a) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).

(b) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure; (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the six months ended September 30, 1998.



          The accompanying notes are an integral part of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           Six Months Ended
                                                                            September 30,
                                                                        ----------------------
                                                                          1998        1997(a)
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $ 10,629      $  8,247
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities --
       Depreciation and amortization                                       3,176         2,321
       Provision for doubtful accounts                                     1,073           846
       Deferred income tax (benefit) provision                               (82)          307
       Changes in operating assets and liabilities --
           Accounts receivable                                             1,810        (4,721)
           Inventories, net                                              (14,624)          268
           Trade accounts payable and accrued expenses                   (15,248)       (4,032)
           Income taxes payable                                             (841)          170
           Prepaid expenses and other current assets                      (1,694)         (864)
                                                                        --------      --------
                Net cash (used in) provided by operating activities      (15,801)        2,542
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                   (3,607)       (2,643)
    Additional cost of acquired business                                  (2,886)         --
    Advances to employees, net                                               (54)         (145)
    Increase in other assets                                              (3,302)         --
                                                                        --------      --------
                Net cash used in investing activities                     (9,849)       (2,788)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net                           28,311           445
    Payments on capital leases and notes payable                          (5,022)         (507)
    Net proceeds from exercise of stock options                            1,829         3,542
    Distributions to shareholders of pooled company                         (973)       (1,374)
    Payment to former shareholder of pooled company                         --            (809)
                                                                        --------      --------
                Net cash provided by financing activities                 24,145         1,297
                                                                        --------      --------
EFFECT OF EXCHANGE RATES ON CASH                                             579          (109)
                                                                        --------      --------
NET INCREASE (DECREASE) IN CASH                                             (926)          942
CASH, beginning of period                                                  2,087           557
                                                                        --------      --------
CASH, end of period                                                     $  1,161      $  1,499
                                                                        ========      ========

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)

1.   BASIS OF PRESENTATION:

     The Interim Unaudited Consolidated Financial Statements include the accounts of Daisytek International Corporation and the accounts of companies acquired in business combinations accounted for under 1) the purchase method from their respective acquisition dates, and 2) the pooling of interests method, giving retroactive effect for all periods presented. See Footnote 3 of these Interim Unaudited Consolidated Financial Statements for a reconciliation of the Company's retroactively restated and previously reported revenue, net income, pro forma net income and weighted average common share and common share equivalents outstanding, resulting from the business combination with The Tape Company, Inc. and its affiliates ("The Tape Company"), which was acquired by the Company during June 1998 and accounted for as a pooling of interests.

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 1998, its results of operations and its results of cash flows for the three months ended September 30, 1998 and 1997. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

     Presented as follows, for informational purposes only, are the Company's unaudited interim consolidated statements of income for the three and six month periods ended September 30, 1998 and 1997:

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


                                                                 Three Months Ended September 30,
                                                    -------------------------------------------------------
                                                                       1997            %           1997
                                                         1998     Reported (a)      Change     Restated (b)
                                                    ------------  -------------     ------     ------------
Net sales                                           $    220,151  $     179,568      22.6%     $    190,060
Cost of sales                                            193,428        161,697                     169,734
                                                    ------------   ------------                ------------
    Gross profit                                          26,723         17,871      49.5%           20,326
Selling, general and administrative expenses              17,218         11,052      55.8%           13,094
Acquisition integration costs                                130             --                          --
                                                    ------------   ------------                ------------
    Income from operations                                 9,375          6,819      37.5%            7,232
Interest expense                                             789            552                         660
                                                    ------------   ------------                ------------
    Income before income taxes                             8,586          6,267                       6,572
Provision for income taxes                                 3,350          2,398                       2,425
                                                    ------------   ------------                ------------
    Net income                                      $      5,236   $      3,869      35.3%     $      4,147
                                                    ============   ============                ============
Net income per common share:
    Basic                                           $       0.31   $       0.28      10.7%     $       0.28
    Diluted                                         $       0.30   $       0.27      11.1%     $       0.27

Pro forma data (c):
    Net income                                      $      5,236   $      3,869                $      4,147
    Pro forma adjustments:
       Provision for income taxes                             --             --                         (92)
                                                    ------------   ------------                -------------
    Pro forma net income                            $      5,236   $      3,869      35.3%     $      4,055
                                                    ============   ============                ============
    Pro forma net income per common share:
       Basic                                        $       0.31   $       0.28      10.7%     $       0.28
       Diluted                                      $       0.30   $       0.27      11.1%     $       0.26

Weighted average common and common share
     equivalents outstanding:
       Basic                                              17,105         13,592      25.8%           14,567
       Diluted                                            17,723         14,420      22.9%           15,395

-----------
(a) Results previously reported for Daisytek prior to the acquisition of The Tape Company.
(b) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests.
(c) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)



                                                                               Six Months Ended September 30,
                                                                ---------------------------------------------------------
                                                                                   1997              %             1997
                                                                    1998       Reported (a)        Change      Restated (b)
                                                                ----------     ----------         ------       ----------
Net sales                                                       $  442,740     $  352,380         25.6%        $  372,837
Cost of sales                                                      389,490        317,203                         332,888
                                                                ----------     ----------                      ----------
     Gross profit                                                   53,250         35,177         51.4%            39,949
Selling, general and administrative expenses                        34,093         21,635         57.6%            25,616
Acquisition integration costs                                          535             --                              --
                                                                ----------     ----------                      ----------
     Income from operations                                         18,622         13,542         37.5%            14,333
Interest expense                                                     1,641          1,071                           1,246
                                                                ----------     ----------                      ----------
     Income before income taxes                                     16,981         12,471                          13,087
Provision for income taxes                                           6,352          4,773                           4,840
                                                                ----------     ----------                      ----------
     Net income                                                 $   10,629     $    7,698         38.1%        $    8,247
                                                                ==========     ==========                      ==========
Net income per common share:
     Basic                                                      $     0.62     $     0.57          8.8%        $     0.57
     Diluted                                                    $     0.60     $     0.54         11.1%        $     0.54

Pro forma data (c):
     Net income                                                 $   10,629     $    7,698                      $    8,247
     Pro forma adjustments:
         Provision for income taxes                                   (291)            --                            (174)
         Acquisition related costs, net of tax                         246             --                              --
                                                                ----------     ----------                      ----------
     Pro forma net income                                       $   10,584     $    7,698         37.5%        $    8,073
                                                                ==========     ==========                      ==========
     Pro forma net income per common share:
         Basic                                                  $     0.62     $     0.57          8.8%        $     0.56
         Diluted                                                $     0.60     $     0.54         11.1%        $     0.53

Weighted average common and common share
     equivalents outstanding:
         Basic                                                      17,055         13,478         26.5%            14,453
         Diluted                                                    17,769         14,234         24.8%            15,209

-----------
(a) Results previously reported for Daisytek prior to the acquisition of The Tape Company.
(b) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests.
(c) Pro forma data includes the following adjustments:(a) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure. (b) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the six months ended September 30, 1998.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


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

     During fiscal year 1996, the Company formed Priority Fulfillment Services, Inc. ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners and other customers. Through PFS, the Company sells its core competencies in call-center, product fulfillment, logistic and support services to client companies worldwide. PFS customizes these services to meet specific requirements of these companies. PFS's call-center service includes: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support. PFS utilizes primarily the Company's centralized distribution facility in Memphis, Tennessee and also the Company's foreign distribution facilities, and maintains relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS presently provides its services under both fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and transaction based contracts (where PFS takes title and resells the product).

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


3.   BUSINESS COMBINATIONS:

     During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger. Under the terms of the acquisition, accounted for as a pooling of interest, the Company exchanged 974,864 shares of Company common stock for all of The Tape Company's common stock. The Tape Company is a Chicago, Illinois-based independent distributor of professional grade audio and video media products. Retroactively restated and previously reported revenue, net income, pro forma net income and weighted average common share and common share equivalents outstanding are as follows (in thousands, except per share data):


                                                    Three Months Ended September 30, 1997
                                                   --------------------------------------
                                                    Daisytek-
                                                   Previously     The Tape       Daisytek-
                                                    Reported      Company        Restated
                                                   ---------     ---------      ---------
Net sales                                          $ 179,568     $  10,492      $ 190,060
Net income                                         $   3,869     $     278      $   4,147
Net income per common share:
              Basic                                $    0.28                    $    0.28
              Diluted                              $    0.27                    $    0.27

Pro forma data (a):
    Net income                                     $   3,869     $     278      $   4,147
         Pro forma adjustment for income taxes          --             (92)           (92)
                                                   ---------     ---------      ---------
    Pro forma net income                           $   3,869     $     186      $   4,055
                                                   =========     =========      =========
    Pro forma net income per common share:
              Basic                                $    0.28                    $    0.28
              Diluted                              $    0.27                    $    0.26

Weighted average common and common share
     equivalents outstanding:
              Basic                                   13,592                       14,567
              Diluted                                 14,420                       15,395

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


                                                                Six Months Ended September 30, 1997
                                                       ------------------------------------------------
                                                        Daisytek-
                                                        Previously          The Tape        Daisytek-
                                                         Reported            Company         Restated
                                                       ------------       -------------    ------------
Net sales                                              $    352,380       $     20,457     $    372,837
Net income                                             $      7,698       $        549     $      8,247
Net income per common share:
              Basic                                    $       0.57                        $       0.57
              Diluted                                  $       0.54                        $       0.54

Pro forma data (a):
    Net income                                         $      7,698       $        549     $      8,247
         Pro forma adjustment for income taxes                   --               (174)            (174)
                                                       ------------       -------------    ------------
    Pro forma net income                               $      7,698       $        375     $      8,073
                                                       ============       ============     ============
    Pro forma net income per common share:
              Basic                                    $       0.57                        $       0.56
              Diluted                                  $       0.54                        $       0.53

Weighted average common and common share
     equivalents outstanding:
              Basic                                          13,478                              14,453
              Diluted                                        14,234                              15,209

(a) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure.

4.   INVENTORIES:

     Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


5.   DEBT:

     Debt as of September 30, 1998 and March 31, 1998, is as follows (dollars in thousands):


                                                                                 September 30,     March 31,
                                                                                     1998            1998
                                                                                  ----------      ----------
Revolving line of credit with commercial banks, interest (weighted average rate of 6.7% at September 30, 1998) at the Company's option at the prime rate of a bank (8.25% at September 30, 1998) or the Eurodollar
     rate plus 0.625% to 1.125% (6.5% at September 30, 1998), due December        $   28,500      $       --
     31, 2000

Revolving line of credit with commercial bank, interest at the Australian Bank
     Bill Rate plus 0.75% or the Australian bank's overnight rate
     plus 0.75% (5.8% at September 30, 1998), due December 31, 2000                    4,206           4,410

Revolving line of credit with commercial bank, interest (weighted average rate of 6.6% at September 30, 1998) at the Canadian bank's cost of funds plus
     0.65% (6.5% at September 30, 1998) or the Canadian bank's
     prime rate (7.25% at September 30, 1998), due December 31, 2000                   9,159           8,101

Revolving line of credit with commercial bank, interest payable monthly at the
     Federal Funds rate plus 2%, due October 31, 1998, and secured by
     a blanket lien on all assets of The Tape Company and affiliates                      --           2,161

Term loan with commercial bank, payable monthly at a rate of $25 plus interest at 7.65%, due October 31, 2002 and secured by a blanket lien
     on all assets of The Tape Company and affiliates                                     --           1,400

Note payable to individual, payable monthly at a rate of $41 including
     interest at a rate of 6.66%, due July 25, 2007                                       --           3,413

Notes payable and obligations under capital leases for warehouse equipment, computer equipment, office furniture, fixtures and transportation equipment interest at varying rates ranging from 7.5%
     to 10.2%, with lease terms varying from three to seven years                        224             441
                                                                                  ----------      ----------

        Long-term debt                                                                42,089          19,926

Less:  Current portion of long-term debt                                                (180)         (3,010)
                                                                                  ----------      ----------

        Long-term debt, less current portion                                      $   41,909      $   16,916
                                                                                  ==========      ==========

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. The Facility accrues interest, at the Company's option, at the prime rate of a bank or the Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. As of September 30, 1998, the Company had borrowed $28.5 million under the Facility, leaving $36.5 million available for additional borrowings. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.4 million (U.S.) at September 30, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of September 30, 1998, the Company had borrowed approximately $4.2 million (U.S.), leaving approximately $0.2 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $9.8 million (U.S.) at September 30, 1998. The Company had borrowed approximately $9.2 million (U.S.) under the Canadian Facility at September 30, 1998, leaving approximately $0.6 million (U.S.) available under the Canadian Facility for additional borrowings. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During January 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 1999, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at September 30, 1998.

     In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the revolving line of credit due October 31, 1998, the term loan with commercial bank due October 31, 2002, and the note payable to individual due July 25, 2007, were paid in full by the Company and were retired.


6.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):


                                                      Six Months Ended
                                                       September 30,
                                                 ------------------------
                                                   1998           1997
                                                 ---------     ----------
       Cash paid during the period for:
         Interest                                $   1,460     $   1,296
         Income taxes                            $   7,413     $   2,255

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


7.   STOCK OPTIONS:

     During the six months ended September 30, 1998, the Company granted options to certain employees under its employee stock option plans (the "Plans"). These options were granted at the fair market value of the Company's common stock at the date of the grant. Such options become exercisable over a three year period starting with the date of grant, based on vesting percentages.


                                             Shares       Price per Share
                                          ----------     ----------------
  Outstanding, March 31, 1998              1,725,974      $0.64 - $22.44
    Granted                                  769,892     $17.75 - $22.88
    Exercised                               (200,501)     $2.65 - $16.25
    Canceled                                (111,657)     $9.75 - $22.88
                                          ----------
  Outstanding, September 30, 1998          2,183,708      $2.65 - $22.88
                                          ==========


8.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report comprehensive income, which is defined as all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company adopted SFAS No. 130 during the six months ended September 30, 1998. Comprehensive income for the Company includes net income and foreign currency translation adjustments for the Company's foreign subsidiaries where the local currency is the functional currency. The Company's comprehensive income is as follows (in thousands):


                                             Three months ended        Six months ended
                                                September 30,           September 30,
                                           --------------------      -------------------
                                             1998         1997        1998        1997
                                           -------      -------      -------     -------
Net income                                 $ 5,236      $ 4,147      $10,629     $ 8,247
Comprehensive income adjustments:
     Cumulative translation adjustment        (308)        (168)        (435)       (392)
                                           -------      -------      -------     -------
Comprehensive income                       $ 4,928      $ 3,979      $10,194     $ 7,855
                                           =======      =======      =======     =======


9.    NEW ACCOUNTING STANDARDS:

     The Company adopted SFAS No. 128, "Earnings per Share," during the quarter ended December 31, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company restated its earnings per share data for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, earlier adoption is permitted. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. SFAS No. 131 modifies existing disclosure requirements, which will have no effect on the results of operations or financial condition of the Company. The Company is currently evaluating the standard and its potential impact on disclosures and will adopt the pronouncement in its fiscal year 1999 annual financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
             (INFORMATION RELATED TO THE THREE AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 30, 1998 AND 1997 AND
                    RELATED TO MARCH 31, 1998 IS UNAUDITED.)


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

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997.

    Net Sales. Net sales for the three months ended September 30, 1998, were $220.2 million as compared to $190.1 million for the three months ended September 30, 1997, an increase of $30.1 million, or 15.8%. For this same comparative period, U.S. net sales increased $17.0 million, or 11.6%, while international net sales increased $13.1 million, or 29.7%. Net sales for the six months ended September 30, 1998, were $442.7 million as compared to $372.8 million for the same period in 1997, an increase of $69.9 million, or 18.7%. U.S. net sales for the six-month period ended September 30, 1998, compared to the prior year period increased $45.3 million, or 15.9%, and international net sales increased $24.6 million, or 28.0%. Net sales of professional-grade audio and video media products and video hardware (pro-tape products) resulting from the acquisition of Steadi-Systems, Ltd. ("Steadi-Systems") in January 1998 continue to contribute to the overall consolidated revenue growth. The business combination of Steadi-Systems was accounted for under the purchase method, thus its results of operations are included in the Company's consolidated results after the acquisition date. The growth in international net sales was primarily due to increased sales volume to large accounts, computer and office product superstores, new customers, and the Company's continued introduction of new products. The growth in U.S. sales has slowed from previously realized levels. The Company believes this reduction is due to a slower industry growth as well as continuing customer consolidation. As a result of the slow-down in the expected U.S. growth rate, the Company is targeting future organic revenue growth on a consolidated basis in the next fiscal year to mid-teens for both revenue and earnings. The Company is even more cautious about the next two quarters, as some of its major customers and suppliers are reporting a slower outlook as well.

    Gross Profit. Gross profit for the three months ended September 30, 1998, was $26.7 million as compared to $20.3 million in the same period in 1997, an increase of $6.4 million, or 31.5%. Gross profit for the six months ended September 30, 1998, was $53.3 million as compared to $39.9 million in the same period in 1997, an increase of $13.3 million, or 33.3%. This increase is primarily attributable to increased sales volume in the first half of fiscal year 1999. The Company's gross profit margin as a percent of net sales was 12.1% for the three month period ended September 30, 1998, as compared to 10.7% for the same period of 1997. For the six month periods ended September 30, 1998 and September 30, 1997, the Company's gross profit margin as a percent of net sales was 12.0% and 10.7%, respectively. The increase in the Company's gross profit margin as a percentage of net sales was a result of an increase in pro-tape sales, which have higher margins than the Company's traditional computer supplies products, as a percent of total net sales. Also, increased higher margin fee revenue business for Priority Fulfillment Services, Inc. ("PFS") and enhanced product sourcing in fiscal year 1999 contributed to increased gross profit margins during fiscal year 1999. The Company believes that the competitive environment, consolidation of its computer supplies products customers and potentially reduced future product sourcing opportunities may negatively impact the Company's gross profit margin percentage during fiscal year 1999. The Company continues to look for opportunities to offset such impact, however, there can be no assurance that the Company will be successful in doing so.

    SG&A Expenses. SG&A expenses for the three months ended September 30, 1998, were $17.2 million (excluding acquisition integration costs), or 7.8% of net sales, as compared to $13.1 million, or 6.9% of net sales, for the three months ended September 30, 1997. SG&A expenses for the six months ended September 30, 1998, were $34.1 million (excluding acquisition and integration costs), or 7.7% of net sales, as compared to $25.6 million, or 6.9% of net sales, for the six months ended September 30, 1997. The increase in SG&A expenses was primarily a result of the increase in costs associated with the Company's increased sales volume. The increase in SG&A expenses as a percentage of net sales for fiscal year 1999 was primarily due to increased SG&A costs from the addition of Steadi-Systems and The Tape Company, Inc. and its affiliates ("The Tape Company"), whose SG&A expenses are higher than the Company's core computer supplies business, and due to incremental SG&A expenses associated with its

PFS subsidiary. The Company continues to incur incremental SG&A expenses to invest in growth areas of the business, PFS and international operations in particular.

     Acquisition and Integration Costs. During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger, which is accounted for as a pooling of interest in the accompanying Unaudited Interim Consolidated Financial Statements and notes thereto. Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company of approximately $0.4 million, or approximately $0.01 per share net of income taxes in June 1998. During the three months ended September 30, 1998 the Company incurred acquisition integration costs of $0.1 million. The Company expects to incur a total $0.7 million of expenses in each of the next two fiscal quarters relating to The Tape Company merger activities.

    Income from Operations. Income from operations for the three months ended September 30, 1998 was $9.4 million. Income from operations excluding acquisition integration costs for this same period was $9.5 million as compared to $7.2 million for the same period during 1997, an increase of $2.3 million, or 31.4%. Income from operations for the six months ended September 30, 1998 was $18.6 million. Income from operations excluding acquisition and integration costs for this same period was $19.2 million as compared to $14.3 million for the same period during 1997, an increase of $4.8 million, or 33.7%. This increase was due to increased sales volume and increased gross profit partially offset by increased SG&A expenses. Income from operations as a percentage of net sales was 4.3% for the three months ended September 30, 1998, as compared to 3.8% for the same period during 1997. Income from operations as a percentage of net sales was 4.2% for the six months ended September 30, 1998. Income from operations excluding acquisition and integration costs as a percentage of net sales were 4.3% and 3.8% for the six-month periods ended September 30, 1998 and September 30, 1997, respectively.

    Interest Expense. Interest expense for the three months ended September 30, 1998 was $0.8 million as compared to $0.7 million for the three months ended September 30, 1997. Interest expense for the six months ended September 30, 1998 was $1.6 million as compared to $1.2 million for the six months ended September 30, 1997. Interest expense was higher during the first half of fiscal year 1999 primarily due to an increase in the average line of credit, partially offset by a slight decrease in interest rates during fiscal year 1999. The weighted average interest rate was 6.8% and 7.0% during the six months ended September 30, 1998 and 1997, respectively.

    Income Taxes. The Company's provision for income taxes was $3.4 million for the three months ended September 30, 1998 as compared to $2.4 million for the three months ended September 30, 1997. The Company's provision for income taxes was $6.4 million for the six months ended September 30, 1998 as compared to $4.8 million for the six months ended September 30, 1997. The increase was primarily due to increased pretax profits. The effective tax rate was 39.0% and 36.9% for the three months ended September 30, 1998 and 1997, respectively. The effective tax rate for the three months ended September 30, 1998, was higher than the corresponding period during 1997 due to The Tape Company, prior to its acquisition by the Company, including a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The effective tax rate for the six month periods ended September 30, 1998, and September 30, 1997, was 37.4% and 37.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the six months ended September 30, 1998, net cash of $24.1 million was provided by financing activities, compared to net cash provided by financing activities of $1.3 million for the six months ended September 30, 1997. Cash provided by financing activities was generated primarily from proceeds from revolving lines of credit during the six months ended September 30, 1998. In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the revolving line of credit due October 31, 1998, the term loan with commercial bank due October 31, 2002, and the note payable to an individual due July 25, 2007, were paid in full by the Company during the six months ended September 30, 1998, and were retired. Included in cash flows from financing activities for the six months ended September 30, 1998 and 1997 are distributions made to shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. During the six months ended September 30, 1997, cash provided by financing activities was generated primarily from proceeds received from the exercise of common stock options. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1999, primarily to support the Company's growth.

     During the six months ended September 30, 1998, $15.8 million was used in operating activities, while net cash of $2.5 million was provided by operating activities during the six months ended September 30, 1997. Increased working capital requirements during the six months ended September 30, 1998, were partially funded by cash generated by the Company's operations, with the remainder provided by financing activities. During the six months ended September 30, 1997, increased working capital required to support the Company's growth was funded by cash generated from operating activities.

     Funds used for investing activities during the six months ended September 30, 1998 included incremental costs of an acquired business and for capital expenditures. During May 1998, certain events occurred which were defined in the acquisition agreement for Steadi-Systems, which caused the Company to incur approximately $2.9 million in contingent cash payments for that acquisition. Capital expenditures of approximately $3.6 during the six months ended September 30, 1998 consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based customer tools, its on-line catalog and ordering tool (SOLOnet), other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The principal use of funds for investing activities were for capital expenditures of $2.6 million for the six months ended September 30, 1997. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 1999 will be approximately $6 million to $7 million.

     Working capital increased to $154.0 million at September 30, 1998 from $124.0 million at March 31, 1998. This increase of $30.0 million was primarily attributable to an increase in inventory including inventory associated with Company's Priority Fulfillment Services Division, and a decrease in accounts payable, which were partially offset by a decrease in accounts receivable. During the six month periods ended September 30, 1998 and 1997, the Company generally maintained an accounts receivable balance of approximately 47 days of sales. Inventory turnover, excluding Priority Fulfillment Services Division, was approximately 9 and 10 turns for the six month periods ended September 30, 1998 and 1997, respectively. The Company generally maintains an inventory turnover of approximately 10 to 11 turns, however, inventory turnover was lower during the six months ended September 30, 1998, primarily due to increased inventory levels held by the Company's pro-tape business and due to inventory buy-in activity to take advantage of enhanced product sourcing opportunities.

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. As of September 30, 1998, the Company had borrowed $28.5 million, leaving $36.5 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.4 million (U.S.) at September 30, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of September 30, 1998, the Company had borrowed approximately $4.2 million (U.S.), leaving approximately $0.2 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $9.8 million (U.S.) at September 30, 1998. The Company had borrowed approximately $9.2 million (U.S.) under the Canadian Facility, leaving approximately $0.6 million (U.S.) available under the Canadian Facility for additional borrowings at September 30, 1998. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During January 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 1999, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at September 30, 1998.

     During the six months ended September 30, 1998, approximately 25% of the Company's net sales were sold through the Company's Canadian, Mexican, Australian, Singaporean and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding at September 30, 1998:


      CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE               EXPIRATION
      -------------            -------------------           -------------               ----------
     Canadian Dollars             $11.7 million          Sell Canadian Dollars          November 1998
    Australian Dollars            $1.8 million          Sell Australian Dollars         October 1998
    Australian Dollars            $0.5 million          Sell Australian Dollars         October 1998
    Australian Dollars            $3.7 million          Sell Australian Dollars         October 1998
    Australian Dollars            $1.2 million          Sell Australian Dollars         February 1999

     As of September 30, 1998, the Company had incurred unrealized gains of approximately $0.7 million, net of income taxes, on these outstanding Canadian and Australian forward exchange contracts. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     The Company believes it will be able to satisfy its working capital needs for fiscal year 1999, as well as organic business growth and planned capital expenditures, through funds available under the Company's various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities. In addition, depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

     The Company may attempt to acquire other businesses to expand its product line in its core wholesale distribution business and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS subsidiary. The Company currently has no agreements to acquire any such businesses. Should the Company be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

YEAR 2000 ISSUE

The Company utilizes a significant number of computer software programs and information systems in its operations ("IT systems"). The mission-critical IT systems include the Company's operating, accounting and telecommunications systems, such as IT software applications that allow the Company to maintain inventory and customer information and to communicate with its suppliers and customers. The Company also makes use of a variety of machinery and equipment in its business which are operated by or reliant upon non-information technology systems ("non-IT systems"), for example, equipment or mechanical systems which contain embedded technology such as microcontrollers. To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000, some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted or otherwise adversely impacted. This potential problem is commonly referred to as the year 2000 compliance issue ("Y2K").

In fiscal 1997, the Company began to address Y2K. The Company has formed a Y2K task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to Y2K. The Company is scheduled to complete the remediation of its mission-critical IT applications software by March 1999 and its non-mission critical applications software by September 1999. The Company is assessing the effect of Y2K on its non-IT systems and intends to modify or replace non-IT systems as necessary to insure Y2K readiness by September 1999.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate Y2K. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is developing contingency plans to address the risks created by third parties' failure to remediate Y2K. These plans include procuring alternative suppliers, when available, when the Company is able to conclude that an existing supplier will not be Y2K ready. The Company is scheduled to complete these contingency plans by July 1999.

The Company has acquired, and is expected to continue to acquire, businesses. All prior acquisitions of the Company, with the exception of The Tape Company acquired in June 1998, have been converted to the Company's operating system. It is anticipated that the IT conversion for The Tape Company will be completed by June 1999. In the unlikely event the conversion is not completed by July 1999, the Company would be forced to move to its contingency plan to meet a deadline of December 31, 1999. This scenario would require the Company make the necessary modifications to the current operating system used by The Tape Company. Management believes the cost of The Tape Company system upgrade would not be material and could be completed by the required deadline.

During the six months ended September 30, 1998, the Company incurred approximately $0.2 million of expenses related to Y2K. In total, the Company's assessment and remediation of Y2K has a budget of approximately $0.8 million, which includes both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not separately tracked. Funding for Y2K expenses will be generated from on-going operations and available borrowings under the Company's revolving line of credit facilities.

There can be no assurance that Y2K remediation by the Company or third parties will be properly and timely completed and failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects of Y2K, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely and (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on the Company's results of operations, liquidity, and financial position. If Y2K is not resolved by January 1, 2000, the Company's results of operations or financial condition could be materially adversely affected.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The Company adopted SFAS No. 128, "Earnings per Share," during the quarter ended December 31, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS"). The Company restated its earnings per share data for all periods presented. The Company also adopted SFAS No. 130, "Reporting Comprehensive Income," during the quarter ended September 30, 1998. SFAS No. 130 requires companies to report comprehensive income, which is defined as all changes in equity during a period, except those resulting from investment by owners and distribution to owners.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 14, 1998, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

     1. Election of two Class I directors:

           Chris Yates:

           For:  14,289,685      Withheld: 215,300

           James Powell:

           For:  14,289,385      Withheld: 215,600

     2. Approval of Company's 1998 Amended and Restated Employee Stock Option
        Plan:

           For:  6,782,747       Against: 6,364,735      Abstained: 23,225

           No-Vote: 1,334,278

     3. Approval of Company's 1998 Employee Stock Purchase Plan:

           For:  13,014,898      Against: 136,084        Abstained: 19,725

           No-Vote: 1,334,278

     4. Approval of amendment to Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares:

           For:  14,414,393      Against: 85,547         Abstained: 5,045

     5. Appointment of Arthur Andersen LLP as auditors for 1999 fiscal year:

           For:  14,498,860      Against: 2,850          Abstained: 3,275

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      EXHIBIT
        NO.            DESCRIPTION OF EXHIBITS
      -------          --------------------------------------------------------
       3.1             Certificate of Amendment of Amended and Restated
                       Certificate of Incorporation Of Daisytek International
                       Corporation

      10.1 1998 Amended and Restated Stock Option Plan of Daisytek International Corporation

      10.2             Daisytek International Corporation 1998 Employee Stock
                       Purchase Plan.

       11              Statement re: Computation of Earnings Per Share

      27.1             Financial Data Schedule for the six months ended
                       September 30, 1998.

      27.2             Financial Data Schedule for the six months ended
                       September 30, 1997.

  b)  Reports on Form 8-K:

      Form 8-K filed on November 4, 1998 reporting Item 5. the Company's press release dated October 28, 1998 announcing three and six months ended September 30, 1998 results.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 16, 1998



                                 DAISYTEK INTERNATIONAL CORPORATION

                                 By: /s/ Thomas J. Madden
                                    ------------------------------------
                                    Thomas J. Madden
                                    Chief Financial Officer,
                                    Chief Accounting Officer,
                                    Vice President - Finance

                                INDEX TO EXHIBITS



 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBITS
 --------                       -----------------------

   3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation Of Daisytek International Corporation

   10.1 1998 Amended and Restated Stock Option Plan of Daisytek International Corporation

   10.2            Daisytek International Corporation 1998 Employee Stock
                   Purchase Plan

    11             Statement re:  Computation of Earnings Per Share

   27.1            Financial Data Schedule for the six months ended September
                   30, 1998.

   27.2            Financial Data Schedule for the six months ended September
                   30, 1997.