Form 10-Q
period 1998-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1999-02-16
CIK 887403

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             75-2421746
 ----------------------                               ------------------------
(State of Incorporation)                             (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                      75074
------------------------------------------                     --------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:           (972) 881-4700
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ----       ----

At February 8, 1999 there were 17,145,524 shares of registrant's common stock outstanding.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                               DECEMBER 31, 1998

                                     INDEX

PART I.     FINANCIAL INFORMATION                                    PAGE NUMBER
      Item 1.  Financial Statements:
                  Unaudited Consolidated Balance Sheets as of
                     December 31, 1998 and March 31, 1998.................   3

                  Unaudited Interim Consolidated Statements of Income for
                        the Three and Nine Months Ended December 31, 1998
                        and 1997 .........................................   5

                  Unaudited Interim Consolidated Statements of Cash Flows
                        for the Nine Months Ended December 31, 1998 and
                        1997..............................................   6

                  Notes to Unaudited Interim Condensed Consolidated
                        Financial Statements.............................    7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................   17

      Item 4.  Submission of Matters to a Vote of Security Holders.......   25

PART II.    OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K .........................   25


SIGNATURES            ...................................................   26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                          December 31,    March 31,
                                                                             1998         1998 (a)
                                                                          ------------    ---------
CURRENT ASSETS:
    Cash                                                                   $     499      $   2,087
    Accounts receivable, net of allowance for doubtful accounts of
       $2,600 and $2,765 at December 31, 1998 and March 31, 1998,
       respectively                                                          127,237        127,563

    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division         80,977         81,956
        Inventories, Priority Fulfillment Services Division                   34,359         11,634

    Prepaid expenses and other current assets                                  4,282          3,944
                                                                           ---------      ---------
                  Total current assets                                       247,354        227,184
                                                                           ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                         34,141         28,391
    Leasehold improvements                                                     2,349          1,907
                                                                           ---------      ---------
                                                                              36,490         30,298
    Less - Accumulated depreciation and amortization                         (19,172)       (15,025)
                                                                           ---------      ---------
                  Net property and equipment                                  17,318         15,273

EMPLOYEE RECEIVABLE                                                              478            459

OTHER ASSETS                                                                   9,393             --

EXCESS OF COST OVER NET ASSETS ACQUIRED,
    net of accumulated amortization of $1,459 and $931 at December 31,
    1998 and  March 31, 1998, respectively                                    17,139         14,929
                                                                           ---------      ---------

                  Total assets                                             $ 291,682      $ 257,845
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

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          December 31,     March 31,
                                                                             1998          1998 (a)
                                                                          ------------     ---------
CURRENT LIABILITIES:
    Current portion of long-term debt                                       $     135      $   3,010
    Trade accounts payable                                                     86,905         87,390
    Accrued expenses                                                            8,551          9,768
    Income taxes payable                                                           77          1,484
    Deferred income tax liability                                               1,356          1,546
                                                                            ---------      ---------
                  Total current liabilities                                    97,024        103,198
                                                                            ---------      ---------

LONG-TERM DEBT, less current portion                                           41,043         16,916
                                                                            ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at December 31, 1998 and March 31, 1998; none issued
        and outstanding                                                            --             --
    Common stock, $0.01 par value; 30,000,000 and 20,000,000 shares authorized at December 31, 1998 and March 31, 1998, respectively;
      17,145,524 and 16,935,896 shares issued and outstanding at
      December 31, 1998 and March 31, 1998, respectively
                                                                                  171            169
    Additional paid-in capital                                                 91,552         89,879
    Retained earnings                                                          64,206         49,614
    Cumulative foreign currency translation adjustment                         (2,314)        (1,931)
                                                                            ---------      ---------
                  Total shareholders' equity                                  153,615        137,731
                                                                            ---------      ---------

                  Total liabilities and shareholders' equity                $ 291,682      $ 257,845
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

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

              UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended         Nine Months Ended
                                                                December 31,              December 31,
                                                         ------------------------    -------------------------
                                                           1998         1997 (a)       1998          1997 (a)
                                                         -------       ----------    --------       ----------
Net sales                                               $ 225,507     $ 197,775      $ 668,247      $ 570,612
Cost of sales                                             198,721       176,407        588,211        509,295
                                                        ---------     ---------      ---------      ---------
              Gross profit                                 26,786        21,368         80,036         61,317
Selling, general and administrative expenses               17,877        13,641         51,970         39,257
Acquisition and acquisition integration costs                 197            --            732             --
                                                        ---------     ---------      ---------      ---------
              Income from operations                        8,712         7,727         27,334         22,060
Interest expense                                              617           681          2,258          1,927
                                                        ---------     ---------      ---------      ---------
              Income before income taxes                    8,095         7,046         25,076         20,133
Provision for income taxes                                  3,159         2,622          9,511          7,462
                                                        ---------     ---------      ---------      ---------
              Net income                                $   4,936     $   4,424      $  15,565      $  12,671
                                                        =========     =========      =========      =========

Net income per common share:
              Basic                                     $    0.29     $    0.30      $    0.91      $    0.87
              Diluted                                   $    0.28     $    0.29      $    0.88      $    0.83

Pro forma data (b):
    Net income                                          $   4,936     $   4,424      $  15,565      $  12,671
    Pro forma adjustments:
              Provision for income taxes                       --           (79)          (291)          (253)
              Acquisition related costs, net of tax            --            --            246             --
                                                        ---------     ---------      ---------      ---------
    Pro forma net income                                $   4,936     $   4,345      $  15,520      $  12,418
                                                        =========     =========      =========      =========
    Pro forma net income per common share:
              Basic                                     $    0.29     $    0.30      $    0.91      $    0.86
              Diluted                                   $    0.28     $    0.28      $    0.88      $    0.82

Weighted average common and
    common share equivalents outstanding:
              Basic                                        17,140        14,607         17,083         14,505
              Diluted                                      17,572        15,283         17,734         15,235

-----------------------
(a) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (see Footnotes 1 and 3 of these Interim Unaudited Consolidated Financial Statements).

(b) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure; (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the nine months ended December 31, 1998.


   The accompanying notes are an integral part of these interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                            December 31,
                                                                      --------------------------
                                                                        1998            1997(a)
                                                                      --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $   15,565       $  12,671
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities --
       Depreciation and amortization                                       5,132           3,558
       Provision for doubtful accounts                                     1,885           1,322
       Deferred income tax (benefit) provision                              (198)          1,626
       Changes in operating assets and liabilities --
           Accounts receivable                                               469          (7,734)
           Inventories, net                                              (22,708)         (5,750)
           Trade accounts payable and accrued expenses                      (805)            103
           Income taxes payable                                           (1,351)            705
           Prepaid expenses and other current assets                        (693)         (1,771)
                                                                      ----------       ---------
                Net cash (used in) provided by operating activities       (2,704)          4,730
                                                                      ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                   (6,053)         (3,809)
    Cost of acquired businesses                                           (6,552)             --
    Advances to employees, net                                              (119)            (81)
    Increase in other assets                                              (9,393)             --
                                                                      ----------       ---------
                Net cash used in investing activities                    (22,117)         (3,890)
                                                                      ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net                           27,324          (1,382)
    Payments on capital leases and notes payable                          (5,074)           (502)
    Net proceeds from exercise of stock options                            1,675           3,601
    Distributions to shareholders of pooled company                         (973)         (1,374)
    Payment to former shareholder of pooled company                           --            (809)
                                                                      ----------       ---------
                Net cash provided by (used in) financing activities       22,952            (466)
                                                                      ----------       ---------
EFFECT OF EXCHANGE RATES ON CASH                                             281             (12)
                                                                      ----------       ---------
NET INCREASE (DECREASE) IN CASH                                           (1,588)            362
CASH, beginning of period                                                  2,087             557
                                                                      ----------       ---------
CASH, end of period                                                   $      499       $     919
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

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The Interim Unaudited Consolidated Financial Statements include the accounts of Daisytek International Corporation and subsidiaries and the accounts of companies acquired in business combinations accounted for under 1) the purchase method from their respective acquisition dates, and 2) the pooling of interests method, giving retroactive effect for all periods presented (collectively, the "Company"). See Footnote 3 of these Interim Unaudited Consolidated Financial Statements for a reconciliation of the Company's retroactively restated and previously reported revenue, net income, pro forma net income and weighted average common share and common share equivalents outstanding, resulting from the business combination with The Tape Company, Inc. and its affiliates ("The Tape Company"), which was acquired by the Company during June 1998 and accounted for as a pooling of interests.

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 1998, its results of operations for the three and nine months ended December 31, 1998 and 1997, and its results of cash flows for the nine months ended December 31, 1998 and 1997. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

     Presented as follows, for informational purposes only, are the Company's unaudited interim consolidated statements of income for the three and nine month periods ended December 31, 1998 and 1997 (in thousands, except per share data):

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                             Three Months Ended December 31,
                                                 --------------------------------------------------------
                                                                 1997               %           1997
                                                   1998       Reported (a)        Change     Restated (b)
                                                 --------    -------------       --------   -------------
Net sales                                        $ 225,507     $ 186,586           20.9%       $ 197,775
Cost of sales                                      198,721       167,823                         176,407
                                                 ---------     ----------                      ---------
    Gross profit                                    26,786        18,763           42.8%          21,368
Selling, general and administrative expenses        17,877        11,508           55.3%          13,641
Acquisition integration costs                          197            --                              --
                                                 ---------     ----------                      ---------
    Income from operations                           8,712         7,255           20.1%           7,727
Interest expense                                       617           548                             681
                                                 ---------     ----------                      ---------
    Income before income taxes                       8,095         6,707                           7,046
Provision for income taxes                           3,159         2,569                           2,622
                                                 ---------     ----------                      ---------
    Net income                                   $   4,936     $   4,138           19.3%       $   4,424
                                                 =========     ==========                      =========
Net income per common share:
    Basic                                        $    0.29     $    0.30           -3.3%       $    0.30
    Diluted                                      $    0.28     $    0.29           -3.5%       $    0.29

Pro forma data (c):
    Net income                                   $   4,936     $   4,138                       $   4,424
    Pro forma adjustments:
       Provision for income taxes                       --            --                             (79)
                                                 ---------     ----------                      ---------
    Pro forma net income                         $   4,936     $   4,138           19.3%       $   4,345
                                                 =========     ==========                      =========
    Pro forma net income per common share:
       Basic                                     $    0.29     $    0.30           -3.3%       $    0.30
       Diluted                                   $    0.28     $    0.29           -3.5%       $    0.28

Weighted average common and common share
     equivalents outstanding:
       Basic                                        17,140        13,632           25.7%          14,607
       Diluted                                      17,572        14,308           22.8%          15,283

-----------------------
(a) Results previously reported for Daisytek prior to the acquisition of The Tape Company.

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

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                             Nine Months Ended December 31,
                                                   --------------------------------------------------
                                                                   1997           %        1997
                                                     1998       Reported (a)    Change  Restated (b)
                                                   ---------   -------------   -------- -------------
Net sales                                          $ 668,247      $ 538,966       24.0%   $ 570,612
Cost of sales                                        588,211        485,026                 509,295
                                                   ---------      ---------               ---------
     Gross profit                                     80,036         53,940       48.4%      61,317
Selling, general and administrative expenses          51,970         33,143       56.8%      39,257
Acquisition and acquisition integration costs            732             --                      --
                                                   ---------      ---------               ---------
     Income from operations                           27,334         20,797       31.4%      22,060
Interest expense                                       2,258          1,619                   1,927
                                                   ---------      ---------               ---------
     Income before income taxes                       25,076         19,178                  20,133
Provision for income taxes                             9,511          7,342                   7,462
                                                   ---------      ---------               ---------
     Net income                                    $  15,565      $  11,836       31.5%   $  12,671
                                                   =========      =========               =========
Net income per common share:
     Basic                                         $    0.91      $    0.87        4.6%   $    0.87
     Diluted                                       $    0.88      $    0.83        6.0%   $    0.83

Pro forma data (c):
     Net income                                    $  15,565      $  11,836               $  12,671
     Pro forma adjustments:
         Provision for income taxes                     (291)            --                    (253)
         Acquisition related costs, net of tax           246             --                      --
                                                   ---------      ---------               ---------
     Pro forma net income                          $  15,520      $  11,836       31.1%   $  12,418
                                                   =========      =========               =========
     Pro forma net income per common share:
         Basic                                     $    0.91      $    0.87        4.6%   $    0.86
         Diluted                                   $    0.88      $    0.83        6.0%   $    0.82

Weighted average common and
     common share equivalents outstanding:
         Basic                                        17,083         13,530       26.3%      14,505
         Diluted                                      17,734         14,260       24.4%      15,235

------------------
(a) Results previously reported for Daisytek prior to the acquisition of The Tape Company.

(b) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests.

(c) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure; (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the nine months ended December 31, 1998.

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

     During fiscal year 1996, the Company formed Priority Fulfillment Services, Inc. ("PFS"), a wholly owned subsidiary, to provide outsourcing solutions to its business partners and other customers. Through PFS, the Company sells its core competencies in call-center, product fulfillment, logistic and support services to client companies worldwide. PFS customizes these services to meet specific requirements of these companies. PFS's call-center service includes: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support. Through the newly created PFSWEB division of PFS, the Company now offers an outsourcing solution to companies conducting sales over the Internet by providing the infrastructure needed to support Web-based activity, including online order processing, warehousing and shipping of product. The Company plans to continue seeking strategic partnerships with existing business partners and marketing its outsourcing services beyond its own industry. PFS and PFSWEB utilize primarily the Company's centralized distribution facility in Memphis, Tennessee and also the Company's foreign distribution facilities, and maintain relationships with a number of shipping companies to provide next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders. PFS and PFSWEB presently provide their services under both fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and transaction-based contracts (where PFS takes title and resells the product).

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

                                                                Three Months Ended December 31, 1997
                                                         -------------------------------------------------
                                                          Daisytek -
                                                          Previously         The Tape         Daisytek -
                                                           Reported           Company          Restated
                                                         -----------         --------         -----------
Net sales                                               $    186,586       $     11,189      $    197,775
Net income                                              $      4,138       $        286      $      4,424
Net income per common share:
              Basic                                     $       0.30                         $       0.30
              Diluted                                   $       0.29                         $       0.29

Pro forma data (a):
    Net income                                          $      4,138       $        286      $      4,424
         Pro forma adjustment for income taxes                    --                (79)              (79)
                                                        ------------       ------------      ------------
    Pro forma net income                                $      4,138       $        207      $      4,345
                                                        ============       ============      ============
    Pro forma net income per common share:
              Basic                                     $       0.30                         $       0.30
              Diluted                                   $       0.29                         $       0.28

Weighted average common and
     common share equivalents outstanding:
              Basic                                           13,632                               14,607
              Diluted                                         14,308                               15,283

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

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                Nine Months Ended December 31, 1997
                                                         -------------------------------------------------
                                                          Daisytek -
                                                          Previously          The Tape         Daisytek -
                                                           Reported            Company          Restated
                                                         -----------          --------         -----------
Net sales                                               $    538,966       $     31,646      $    570,612
Net income                                              $     11,836       $        835      $     12,671
Net income per common share:
              Basic                                     $       0.87                         $       0.87
              Diluted                                   $       0.83                         $       0.83

Pro forma data (a):
    Net income                                          $     11,836       $        835      $     12,671
         Pro forma adjustment for income taxes                    --               (253)             (253)
                                                        ------------       ------------      ------------
    Pro forma net income                                $     11,836       $        582      $     12,418
                                                        ============       ============      ============
    Pro forma net income per common share:
              Basic                                     $       0.87                         $       0.86
              Diluted                                   $       0.83                         $       0.82

Weighted average common and
     common share equivalents outstanding:
              Basic                                           13,530                               14,505
              Diluted                                         14,260                               15,235

(a) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure.

In December 1998, the Company acquired accounts receivable and fixed assets of Forex Telegistics B.V. for cash consideration of $3.7 million. The purchase price has been allocated to the assets based on fair values at the date of acquisition. This resulted in costs in excess of fair value of approximately $0.1 million, which is being amortized on a straight line basis over 20 years.

4.   INVENTORIES:

     Inventories (merchandise held for resale, all of which is finished goods) are stated at the lower of weighted average cost or market.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


5.   DEBT:

     Debt as of December 31, 1998 and March 31, 1998, is as follows (dollars in thousands):

                                                                                  December 31,      March 31,
                                                                                      1998            1998
                                                                                  ------------      ---------
Revolving line of credit with commercial banks, interest (weighted average rate of 6.5% at December 31, 1998) at the Company's option at the prime rate of a bank (7.75% at December 31, 1998) or the Eurodollar rate plus
     0.625% to 1.125% (6.3% at December 31, 1998), due December 31, 2000           $   25,700      $       --


Revolving line of credit with commercial bank, interest at the Australian Bank
     Bill Rate plus 0.75% or the Australian bank's overnight rate plus
     0.75% (5.6% at December 31, 1998), due December 31, 2000                           4,064           4,410

Revolving line of credit with commercial bank, interest (weighted average rate of 6.3% at December 31, 1998) at the Canadian bank's cost of funds plus
     0.65% (6.1% at December 31, 1998) or the Canadian bank's
     prime rate (6.75% at December 31, 1998), due December 31, 2000                    11,240           8,101

Revolving line of credit with commercial bank, interest payable monthly at the
     Federal Funds rate plus 2%, due October 31, 1998, and secured by a
     blanket lien on all assets of The Tape Company and affiliates                         --           2,161

Term loan with commercial bank, payable monthly at a rate of $25 plus interest at 7.65%, due October 31, 2002 and secured by a blanket lien
     on all assets of The Tape Company and affiliates                                      --           1,400

Note payable to individual, payable monthly at a rate of $41 including
     interest at a rate of 6.66%, due July 25, 2007                                        --           3,413

Notes payable and obligations under capital leases for warehouse equipment, computer equipment, office furniture, fixtures and transportation equipment, interest at varying rates ranging from 7.5% to 10.2%, with
     lease terms varying from three to seven years                                        174             441
                                                                                   ----------      ----------

        Long-term debt                                                                 41,178          19,926

Less:  Current portion of long-term debt                                                 (135)         (3,010)
                                                                                   ----------      ----------

        Long-term debt, less current portion                                       $   41,043      $   16,916
                                                                                   ==========      ==========

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. The Facility accrues interest, at the Company's option, at the prime rate of a bank or the Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions,

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


investments and asset sales. As of December 31, 1998, the Company had borrowed $25.7 million under the Facility, leaving $39.3 million available for additional borrowings. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.6 million (U.S.) at December 31, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of December 31, 1998, the Company had borrowed approximately $4.1 million (U.S.), leaving approximately $0.5 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $9.8 million (U.S.) at December 31, 1998. The Company had borrowed the maximum available under the Canadian Facility at December 31, 1998. The Canadian Facility accrues interest at the Company's option at the Canadian bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During December 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 2000, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at December 31, 1998.

     In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the revolving line of credit due October 31, 1998, the term loan with commercial bank due October 31, 2002, and the note payable to individual due July 25, 2007, were paid in full by the Company and were retired.

6.    SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

                                                  Nine Months Ended
                                                    December 31,
                                                ---------------------
                                                  1998          1997
                                                -------        ------

Cash paid during the period for:
     Interest                                  $   2,040     $   1,952
     Income taxes                              $  11,305     $   4,617

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS:

     During the nine months ended December 31, 1998, the Company granted options to certain employees under its employee stock option plans (the "Plans"). These options were granted at the fair market value of the Company's common stock at the date of the grant. Such options become exercisable over a three to five year period starting with the date of grant, based on vesting percentages.

                                          Shares            Price per Share
                                         --------          -----------------
    Outstanding, March 31, 1998         1,725,974            $0.64 - $22.44
         Granted                        2,694,892           $12.88 - $22.88
         Exercised                       (207,830)           $0.64 - $16.25
         Canceled                        (126,830)           $9.75 - $22.88
                                       ----------            $2.65 - $22.88
    Outstanding, December 31, 1998      4,086,206
                                       ==========

8.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report comprehensive income, which is defined as all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company adopted SFAS No. 130 during the nine months ended December 31, 1998. Comprehensive income for the Company includes net income and foreign currency translation adjustments for the Company's foreign subsidiaries where the local currency is the functional currency. The Company's comprehensive income, net of income taxes, is as follows (in thousands):


                                                    Three Months Ended                  Nine Months Ended
                                                       December 31,                        December 31,
                                                  -----------------------             ----------------------
                                                    1998            1997                1998          1997
                                                  -------         -------             -------       --------
  Net income                                      $  4,936        $  4,424            $ 15,565      $ 12,671
  Comprehensive income adjustments:
       Cumulative translation adjustment                52            (144)               (383)         (536)
                                                  --------        --------            --------      --------
  Comprehensive income                            $  4,988        $  4,280            $ 15,182      $ 12,135
                                                  ========        ========            ========      ========

9.    NEW ACCOUNTING STANDARDS:

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

BUSINESS STRATEGY

     Daisytek International is a low cost distributor and outsourcing services provider. The Company bases its continued growth on the following strategies:

          1) Focus on the growing consumable computer supplies and professional tape industries in the U.S. and international markets.

          2)  Expand international presence.

          3) Capitalize on outsourcing trend through expansion of its PFS and PFSWEB operations.

          4) Seek acquisitions to supplement growth in the Company's computer consumables supplies business, professional tape business, and fulfillment services or to add selected product lines.

     The Company specializes in consumable computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. The Company believes that the growth in demand for these products remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products we distribute. Continuing automation of the workplace and the tremendous growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for our product offering. The Company offers these products to its customers using value-added services such as next-business-day delivery, the latest order cutoff times in the industry, order confirmation, product drop-shipping, and customized product catalogs. The Company plans to expand sales to existing customers including those in the contract stationers, value-added resellers, computer and office-product dealer, and superstore channels. The Company is also focusing on new distribution channels such as mass merchants, and grocery and convenience stores.

     The Company continues to research new markets to expand its international consumables computer supplies business. Many international markets are emerging markets that have exponentially higher growth opportunities for consumable computer supplies compared with the United States. Presently, Daisytek operates sales and distribution centers in Canada, Mexico, Australia and Singapore and exports products into Latin America and throughout the rest of the world. The Company's consumable-supplies experience and broad product range place Daisytek in a competitive position in emerging international markets.

     Through its PFS business, the Company utilizes its core strengths in distribution and telemarketing to provide its business partners with end-to-end transaction management on a global basis, including warehousing and distribution, telemarketing, order processing, product drop-shipping, receivable financing and other operating and logistical support services. Through the newly created PFSWEB division of PFS, the Company now offers an outsourcing solution for companies to conduct sales over the Internet by providing the infrastructure needed to support Web-based activity, including online order processing, warehousing, and shipping of product. The Company plans to continue seeking strategic partnerships with existing business partners and marketing its outsourcing services beyond its own industry. This component of the Company's business strategy offers the potential for higher margins because it is primarily fee- and activity-based.

     The Company plans to enhance growth by seeking acquisition opportunities to supplement growth in the Company's computer consumables business, professional tape business, and fulfillment services or to add selected product lines that can capitalize on Daisytek's expertise in distribution and call-center management. By way of example, the recent purchases of The Tape Company and Steadi-Systems, distributors of professional-grade audio and video media products, offered the Company an opportunity to expand its product line and increase profit margins.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 1998 AND 1997.

    Net Sales. Net sales for the three months ended December 31, 1998, were $225.5 million as compared to $197.8 million for the three months ended December 31, 1997, an increase of $27.7 million, or 14.0%. For this same comparative period, U.S. net sales increased $6.2 million, or 4.1%, while international net sales increased $21.5 million, or 47.8%. Net sales for the nine months ended December 31, 1998, were $668.2 million as compared to $570.6 million for the same period in 1997, an increase of $97.6 million, or 17.1%. U.S. net sales for the nine month period ended December 31, 1998, compared to the prior year period increased $51.5 million, or 11.8%, and international net sales increased $46.1 million, or 34.8%. Net sales of professional-grade audio and video media products and video hardware (pro-tape products) resulting from the acquisition of Steadi-Systems, Ltd. ("Steadi-Systems") in January 1998 continue to contribute to the overall consolidated revenue growth. The business combination of Steadi-Systems was accounted for under the purchase method, thus its results of operations are included in the Company's consolidated results after the acquisition date. The growth in international net sales was primarily due to increased sales volume to large accounts, computer and office product superstores, new customers, and the Company's continued introduction of new products. The growth in U.S. sales has slowed from previously realized levels. The Company believes this reduction is due to a slower industry growth as well as continuing customer consolidation. As a result of the slow-down in the expected U.S. growth rate, the Company is targeting future organic revenue growth on a consolidated basis in the next fiscal year of about 15% for both revenue and earnings.

    Gross Profit. Gross profit for the three months ended December 31, 1998, was $26.8 million as compared to $21.4 million in the same period in 1997, an increase of $5.4 million, or 25.2%. Gross profit for the nine months ended December 31, 1998, was $80.0 million as compared to $61.3 million in the same period in 1997, an increase of $18.7 million, or 30.5%. This increase is primarily attributable to increased sales volume in the first half of fiscal year 1999. The Company's gross profit margin as a percent of net sales was 11.9% for the three month period ended December 31, 1998, as compared to 10.8% for the same period of 1997. For the nine month periods ended December 31, 1998 and December 31, 1997, the Company's gross profit margin as a percent of net sales was 12.0% and 10.7%, respectively. The increase in the Company's gross profit margin as a percentage of net sales was a result of an increase in pro-tape sales, which have higher margins than the Company's traditional computer supplies products, as a percent of total net sales. Also, increased higher margin fee revenue business for Priority Fulfillment Services, Inc. ("PFS") and enhanced product sourcing in fiscal year 1999 contributed to increased gross profit margins during fiscal year 1999. The Company believes that the competitive environment, consolidation of its computer supplies products customers and potentially reduced future product sourcing opportunities may negatively impact the Company's gross profit margin percentage during fiscal year 1999. The Company continues to look for opportunities to offset such impact, including expansion of its higher margin professional tape and PFS service fee businesses, however, there can be no assurance that the Company will be successful in doing so.

    SG&A Expenses. SG&A expenses for the three months ended December 31, 1998, were $17.9 million (excluding acquisition integration costs), or 7.9% of net sales, as compared to $13.6 million, or 6.9% of net sales, for the three months ended December 31, 1997. SG&A expenses for the nine months ended December 31, 1998, were $52.0 million (excluding acquisition and integration costs), or 7.8% of net sales, as compared to $39.3 million, or 6.9% of net sales, for the nine months ended December 31, 1997. The increase in SG&A expenses was partially a result of the increase in costs associated with the Company's increased sales volume.

The increase in SG&A expenses as a percentage of net sales for fiscal year 1999 was primarily due to increased SG&A costs from the addition of Steadi-Systems and The Tape Company, Inc. and its affiliates ("The Tape Company"), whose SG&A expenses are higher than the Company's core computer supplies business, and due to incremental SG&A expenses associated with the PFS business. The Company continues to incur incremental SG&A expenses to invest in growth areas of the business, PFS and international operations in particular.

     Acquisition and Integration Costs. During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger, which is accounted for as a pooling of interest in the accompanying Unaudited Interim Consolidated Financial Statements and notes thereto. Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company of approximately $0.4 million, or approximately $0.01 per share net of income taxes in June 1998. During the three and nine months ended December 31, 1998, the Company incurred acquisition integration costs of $0.2 million and $0.3 million, respectively. The Company expects to incur additional expenses of approximately $0.4 million in the fourth quarter relating to The Tape Company merger activities.

    Income from Operations. Income from operations excluding acquisition integration costs for the three months ended December 31, 1998 was $8.9 million as compared to $7.7 million for the same period during 1997, an increase of $1.2 million, or 15.6%. Income from operations excluding acquisition and acquisition integration costs for the nine months ended December 31, 1998 was $28.1 million as compared to $22.1 million for the same period during 1997, an increase of $6.0 million, or 27.1%. This increase was due to increased sales volume and increased gross profit partially offset by increased SG&A expenses. Income from operations excluding acquisition integration costs as a percentage of net sales were 4.0% and 3.9% for the three month periods ended December 31, 1998 and December 31, 1997, respectively. Income from operations excluding acquisition and integration costs as a percentage of net sales were 4.2% and 3.9% for the nine month periods ended December 31, 1998 and December 31, 1997, respectively.

    Interest Expense. Interest expense for the three months ended December 31, 1998 was $0.6 million as compared to $0.7 million for the three months ended December 31, 1997. Interest expense for the nine months ended December 31, 1998 was $2.3 million as compared to $1.9 million for the nine months ended December 31, 1997. Interest expense was higher during the first half of fiscal year 1999 primarily due to an increase in the average line of credit, partially offset by a slight decrease in interest rates during fiscal year 1999. The weighted average interest rate was 6.7% and 6.9% during the nine months ended December 31, 1998 and 1997, respectively.

    Income Taxes. The effective tax rate was 39.0% and 38.3% (proforma) for the three months ended December 31, 1998 and 1997, respectively. The proforma effective tax rate for the nine month periods ended December 31, 1998, and December 31, 1997, was 39.1% and 38.3%, respectively. The increase in the effective tax rate is primarily due to non deductible goodwill amortization from the Steadi-Systems acquisition combined with additional state income taxes resulting from the acquisitions of both Steadi-Systems and The Tape Company.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the nine months ended December 31, 1998, net cash of $23.0 million was provided by financing activities, compared to net cash used in financing activities of $0.5 million for the nine months ended December 31, 1997. Cash provided by financing activities was generated primarily from proceeds from revolving lines of credit during the nine months ended December 31, 1998. In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the revolving line of credit due October 31, 1998, the term loan with commercial bank due October 31, 2002, and the note payable to an individual due July 25, 2007, were paid in full by the Company during the nine months ended December 31, 1998, and were retired. Included in cash flows from financing activities for the nine months ended December 31, 1998 and 1997 are distributions made to shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. During the nine months ended December 31, 1997, cash provided by financing activities was generated primarily from proceeds received from the exercise of common stock options. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 1999, primarily to support the Company's growth.

     During the nine months ended December 31, 1998, $2.7 million was used in operating activities, while net cash of $4.7 million was provided by operating activities during the nine months ended December 31, 1997. Increased working capital requirements during the nine months ended December 31, 1998, were partially funded by cash generated by the Company's operations, with the remainder provided by financing activities. During the nine months ended December 31, 1997, increased working capital required to support the Company's growth was funded by cash generated from operating activities.

     Funds used for investing activities during the nine months ended December 31, 1998 included incremental costs of an acquired business and for capital expenditures. During May 1998, certain events occurred which were defined in the acquisition agreement for Steadi-Systems, which caused the Company to incur approximately $2.9 million in contingent cash payments for that acquisition. In December 1998, the Company purchased approximately $0.3 million of fixed assets and approximately $3.2 million of full-recourse accounts receivable to facilitate the opening of Priority Fulfillment Services Europe B.V. Capital expenditures of approximately $6.1 million during the nine months ended December 31, 1998 consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based customer tools, its on-line catalog and ordering tool (SOLOnet), other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The principal use of funds for investing activities were for capital expenditures of $3.8 million for the nine months ended December 31, 1997. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 1999 will be approximately $8 million.

     Working capital increased to $150.3 million at December 31, 1998 from $124.0 million at March 31, 1998. This increase of $26.3 million was primarily attributable to an increase in inventory associated with the Company's PFS Division. During the nine month periods ended December 31, 1998 and 1997, the Company generally maintained an accounts receivable balance of approximately 46 to 50 days of sales. Inventory turnover, excluding the PFS Division, was approximately 9 and 11 turns for the nine month periods ended December 31, 1998 and 1997, respectively. The Company generally maintains an inventory turnover of approximately 10 to 11 turns, however, inventory turnover was lower during the nine months ended December 31, 1998, primarily due to increased inventory levels held by the Company's pro-tape business, as well as inventory purchased to take advantage of attractive terms. The level of inventory associated with the PFS division is generally managed by the third party and thus is not indicative of the inventory turnover maintained by the Company's computer consumable supplies and pro-tape businesses.

     In May 1995, the Company entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on February 13, 1998, has a maximum borrowing availability of $65.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable, as defined. As of December 31, 1998, the Company had borrowed $25.7 million, leaving $39.3 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.6 million (U.S.) at December 31, 1998. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of December 31, 1998, the Company had borrowed approximately $4.1 million (U.S.), leaving approximately $0.5 million (U.S.) available under the Australian Facility for additional borrowings.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $9.8 million (U.S.) at December 31, 1998. The Company had borrowed the maximum available under the Canadian Facility at December 31, 1998. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During December 1998, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 2000, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at December 31, 1998.

     During the nine months ended December 31, 1998, approximately 27% of the Company's net sales were sold through the Company's Canadian, Mexican, Australian, Singaporean and U.S. export operations, including Latin America. The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding at December 31, 1998:

       CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE               EXPIRATION
       -------------            -------------------           -------------               ----------
     Canadian Dollars              $9.8 million           Sell Canadian Dollars            May 1999
    Australian Dollars             $1.2 million          Sell Australian Dollars         February 1999
    Australian Dollars             $5.7 million          Sell Australian Dollars          April 1999

     As of December 31, 1998, the Company had incurred a net unrealized gain of approximately $0.1 million on the outstanding Australian forward exchange contracts and an unrealized loss of approximately $0.1 million on the outstanding Canadian forward exchange contract. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

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

     The Company may attempt to acquire other businesses to expand its product line in its core wholesale distribution business and/or in the call-center or public warehousing industries in connection with its efforts to grow its PFS business. The Company currently has no agreements to acquire any such businesses. Should the Company be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

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

In fiscal 1997, the Company began to address Y2K. The Company has formed a Y2K task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to Y2K. The Company is scheduled to complete the remediation of its mission-critical IT applications software by June 1999 and its non-mission critical applications software by September 1999. The Company is assessing the effect of Y2K on its non-IT systems and intends to modify or replace non-IT systems as necessary to insure Y2K readiness by September 1999.

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

The Company continues to grow through business acquisitions. All prior acquisitions of the Company, with the exception of The Tape Company acquired in June 1998, have been converted to the Company's operating system. It is anticipated that the IT conversion for The Tape Company will be completed by June 1999. In the unlikely event the conversion is not completed by September 1999, the Company would be forced to move to its contingency plan to meet a deadline of December 31, 1999. This scenario would require the Company to make the necessary modifications to the current operating system used by The Tape Company. Management believes the cost of The Tape Company system upgrade would not be material and could be completed by the required deadline.

During the nine months ended December 31, 1998, the Company incurred approximately $0.4 million of expenses related to Y2K. In total, the Company's assessment and remediation of Y2K has a budget of approximately $0.8 million, which includes both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not separately tracked. Funding for Y2K expenses will be generated from on-going operations and available borrowings under the Company's revolving line of credit facilities.

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

     During fiscal year 1997, the Company, through its PFS business, began providing product fulfillment and distribution services for third parties. Certain of these distribution agreements provide that the Company own the related inventory, some of which also allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by the Company under these contracts is higher than the Company would normally carry in its core wholesale business.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.        DESCRIPTION OF EXHIBITS
          --------     -----------------------
           11          Statement re:  Computation of Earnings Per Share

           27.1        Financial Data Schedule for the nine months ended
                       December 31, 1998.

           27.2        Financial Data Schedule for the nine months ended
                       December 31, 1997.

    b) Reports on Form 8-K:

         Form 8-K filed on February 11, 1999 reporting Item 5, the Company's press release dated February 3, 1999 announcing three and nine months ended December 31, 1998 results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 16, 1999


                                   DAISYTEK  INTERNATIONAL CORPORATION

                                   By: /s/ Thomas J. Madden
                                       --------------------------------
                                       Thomas J. Madden
                                       Chief Financial Officer,
                                       Chief Accounting Officer,
                                       Vice President - Finance

                               INDEX TO EXHIBITS

 Exhibit
 Number       Description
 --------     -----------------------
  11          Statement re:  Computation of Earnings Per Share

  27.1        Financial Data Schedule for the nine months ended
              December 31, 1998.

  27.2        Financial Data Schedule for the nine months ended
              December 31, 1997.