Form 10-K405
period 1999-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1999-06-29
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1999 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $236,044,518.

     As of June 11, 1999, there were 17,166,814 shares outstanding of the registrant's Common Stock, $.01 par value.


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

                                      INDEX


PART 1                                                                                      Page

Item 1.      Business ....................................................................    3

Item 2.      Properties ..................................................................   11

Item 3.      Legal Proceedings ...........................................................   11

Item 4.      Submission of Matters to a Vote of Security Holders .........................   11

PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters .................................................   12

Item 6.      Selected Consolidated Financial Data ........................................   12

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................................   14

Item 7a.     Quantitative and Qualitative Disclosure About Market Risk ...................   23

Item 8.      Financial Statements and Supplementary Data .................................   24

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................................   24

PART III

Item 10.     Directors and Executive Officers of the Registrant ..........................   49

Item 11.     Executive Compensation ......................................................   51

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management ..............................................................   54

Item 13.     Certain Relationships and Related Transactions ..............................   56

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K .................................................................   57


SIGNATURES ...............................................................................   62

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Daisytek International Corporation (the "Company" or "Daisytek") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer supplies products") and professional-grade audio and video media products ("professional tape products"). Through its Priority Fulfillment Services subsidiaries ("PFS"), the Company is also a leading provider of end-to-end transaction management and e-commerce logistics business solutions. The Company has four business segments: (1) U.S. Computer Supplies; (2) International Computer Supplies; (3) Professional Tape Products; and (4) Priority Fulfillment Services.

     The Company began its U.S. Computer Supplies business in the 1980's and started to expand internationally in 1989 with its Canadian operations. The Computer Supplies segments distribute over 10,000 computer supplies products to over 28,000 customer locations, including value-added resellers ("VARs"), computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores and other retailers who resell the products to end-users. The Company believes it is the largest wholesale distributor of computer supplies products in the world.

     The Computer Supplies segments sell primarily nationally known, name-brand computer supplies products manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Apple, Panasonic, Tektronix, Kodak, Imation, Epson, Sony, Xerox, Brother and Maxell. The Computer Supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories. These products are used in a broad range of computers and office automation products, including laser and inkjet printers, photocopiers, fax machines and data storage products.

     The Computer Supplies segments utilize sophisticated telemarketing, direct mail programs, frequent innovative sales promotions and electronic commerce technology to market computer supplies products throughout the United States, Canada, Mexico, Australia and Latin America, as well as in other international markets, including Singapore and the Pacific Rim. The U.S. Computer Supplies segment presently operates sales offices in Plano, Texas, and Memphis, Tennessee, and one centralized "superhub" distribution center in Memphis, Tennessee, to service the U.S. and certain international markets. To service other international markets, the International Computer Supplies segment operates smaller regional sales and distribution centers in Miami, Florida, Mexico, Australia, Canada and Singapore. Most of the Company's U.S. computer supplies products shipments are shipped via Federal Express under an agreement (the "Federal Express Agreement") which, together with the Company's centralized distribution center, currently enables the Company to accept orders for computer supplies products until 10:30 p.m. Eastern Standard Time (EST) and offer its customers next business day delivery of product in stock.

     In 1998, the Company added its Professional Tape Products segment with the acquisitions of The Tape Company, Inc. ("The Tape Company") and Steadi-Systems, Ltd. ("Steadi-Systems"). In late March 1999, the Company purchased the professional tape division of Videotape Products, Inc. ("VTP"). In connection with this purchase, the Company also sold certain assets of Steadi-Systems' professional hardware division to VTP. As part of the agreement, both VTP and the Company have entered into a long-term strategic alliance, under which both companies will work jointly to provide a full range of products to their combined customers.

     The Professional Tape Products segment is based in Chicago, Illinois and operates as a wholesale distributor of media products to the film, entertainment and multimedia industries. The Professional Tape Products segment distributes more than 2,000 professional tape products to over 18,000 customers. Professional Tape Products include videotape, audiotape, motion picture film, and data storage media used in video and audio production. Customers primarily include production companies, post-production operations, broadcast stations, corporate in-house production facilities, advertising agencies and cable television providers.

     PFS, formed in 1996, is a leading provider of end-to-end transaction management and e-commerce logistics solutions. PFS delivers these services to a number of clients in a wide variety of industries, both domestically and internationally. Services include sales and order processing, call center management, product warehousing with real time inventory management, customized packaging, product fulfillment and transaction management accounting. A rapid growing component of the PFS business is PFSweb, an outsourcing solution for companies conducting sales over the Internet by providing the infrastructure needed to support web-based activity, including online order processing, warehousing and shipping of product. PFS and PFSweb utilize primarily the Company's call center and distribution facilities in Plano, Texas, and Memphis, Tennessee, and also the Company's international sales and distribution facilities. In addition, in December 1998, PFS established a European operation ("PFS Europe") to provide fulfillment logistics call center activities and distribution services for clients throughout Europe, the Middle East and Africa. PFS Europe operates a call center in Maastrict, The Netherlands, and a distribution center in Aachen, Germany and expects to move into a new distribution facility in Leige, Belgium in fiscal 2000.

SEGMENT INFORMATION

For financial information about the results of the Company's operating segments for each of the last three fiscal years, see Note 9 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

PRODUCTS AND SERVICES

     The Company distributes more than 10,000 different computer supplies products and more than 2,000 professional tape products. The Company regularly updates its product line to reflect advances in technology and to provide a wide product range of the most popular products. Computer supplies product and professional tape product net sales represented approximately 79% and 11%, respectively, of the Company's total net sales in fiscal year 1999. The Company's major product and service categories can generally be classified as follows:

     Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, inkjet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, personal copiers and fax machines, continue to grow in popularity and have a wide range of applications. Sales of non-impact printer supplies accounted for approximately 57% of the Computer Supplies net sales in fiscal year 1999. The Company also sells specialized all-in-one toner cartridges for laser printers produced by manufacturers such as Canon, Hewlett-Packard, Digital, Brother and Apple. Sales of these supplies accounted for approximately 22% of the Computer Supplies net sales in fiscal year 1999.

     Magnetic Media Products. Magnetic media products include computer tapes, data cartridges, diskettes, optical disks, compact disc recordable drives and media, zip drives and media, and other products which store or record computer information and are used in a variety of computers ranging from notebook and personal computers to large mainframe computer systems. Sales of magnetic media products accounted for approximately 9% of the Computer Supplies net sales in fiscal year 1999.

     Impact Printer Supplies. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high-speed dot matrix printers. While new technology is moving toward non-impact printing, the Company believes that a substantial installed base of impact printers, such as dot matrix printers, are still in use and require a continuing amount of computer supplies products. Sales of impact printer supplies accounted for approximately 6% of the Computer Supplies net sales in fiscal year 1999.

     Accessories and Other Products. Accessories sold by the Computer Supplies segments include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a number of other products such as specialty paper, banking supplies and selected business machines. Sales of accessories and other products accounted for approximately 6% of the Computer Supplies net sales in fiscal year 1999.

     Professional Video and Audio Products. Professional video and audio products include digital and analog formats of professional video and audio recording media, the majority of which are cassette based. The Company also sells motion picture film, disc-based media such as recordable compact discs and recordable DVD, and data storage media products that are used in the editing and archiving of video and audio productions. In addition, the Company sells accessory items such as videotape cases, sleeves, labels, audio tape reels, storage/mailing boxes, and high density media storage systems such as shelving, cabinets, etc. The Professional Tape Products segment accounted for approximately 11% of the Company's total net sales in fiscal year 1999.

Outsourcing Services. PFS offers end-to-end transaction management and e-commerce logistics business solutions. PFSweb provides e-business solutions to enable companies to do commerce on the Internet by providing the infrastructure needed to support web-based activity, including online order processing, warehousing and shipping of product. See Item 1. Business - Sales and Marketing
- PFS.

SUPPLIERS

     The Company's computer supplies products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Okidata, Apple, Panasonic, Tektronix, Kodak, Imation, Epson, Sony, Xerox, Brother and Maxell. During fiscal year 1999, approximately 77% of the Computer Supplies product net sales were derived from products supplied by the Computer Supplies segments' ten largest suppliers. The sale of Hewlett-Packard products accounted for approximately 41% of Computer Supplies net sales, with the sales of the other nine largest suppliers each accounting for between 2% to 8% of Computer Supplies net sales.

     The Company's professional tape products are supplied by over 25 manufacturers, including Sony, Fuji, Quantegy, Maxell, Panasonic, BASF, TDK, Kodak, JVC, Russ Bassett, Plastic Reel Corporation and Alpha Enterprises. During fiscal year 1999, approximately 87% of the Professional Tape Products net sales were derived from products supplied by the segment's four largest suppliers, with the sales of the remaining suppliers each accounting for less than 5% of Professional Tape Products net sales.

     Many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by many of its suppliers. These include price protection plans under which the Company receives credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow moving inventory in exchange for other products. In addition, in order to introduce new products, many suppliers will permit the Company to return all unsold inventory after an introductory trial period. Material changes by one or more of the Company's key suppliers of their pricing arrangements or other marketing programs may materially and adversely affect the Company's business.

     The Company's purchases of computer supplies and professional tape products inventory are closely tied to sales and are generally based upon the sales volume of the most recent six to ten week periods. Some of the Company's suppliers require minimum annual purchases, which, for fiscal year 2000, will aggregate approximately $50 million.

     The Company has entered into written distribution agreements with Hewlett-Packard, Canon, Lexmark, IBM, Xerox, Epson, Brother and Okidata and many of the other major suppliers of the products it distributes. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. The Company considers its relationships with its major suppliers, including Hewlett-Packard, Canon, Lexmark, IBM, Xerox, Epson, Brother, Sony, Fuji, Maxell, Tektronix and Okidata to be good. Nevertheless, there can be no assurance that a material change in the Company's relationship with one or more of its major suppliers will not have a material adverse effect on the Company's business.

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

SALES AND MARKETING

COMPUTER SUPPLIES

     The Computer Supplies segments utilize sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other marketing efforts to market its computer supplies products to a wide array of dealers, contract stationers, VARs, retailers and other resellers.

     The customer and prospect list for computer supplies products includes U.S., Canadian, Australian, Mexican, Latin American, Singaporean and other foreign computer supplies dealers, office product dealers, VARs, buying groups, computer stores, contract stationers, computer and office product superstores, catalog merchandisers, drug and grocery stores, mass merchandisers, direct mail marketers, college bookstores and other resellers. The Company currently ships its Computer Supplies products to over 28,000 customer locations. The typical Computer Supplies customer is a small to medium sized reseller who does not have the resources to establish direct purchasing relationships with multiple manufacturers and, instead, must rely on wholesale distributors like the Company. The Company also sells its products to a number of large customers, including computer and office product superstores and contract stationers, which benefit from the Company's product breadth, timely delivery of fast-moving products, and efficient distribution of a variety of product lines to multiple locations. No single customer accounts for more than 10% of the Computer Supplies sales for each of the fiscal years ended March 31, 1999, 1998 and 1997. As a result of customer consolidation and office product superstores reducing inventory levels and buying direct from manufacturers, the Company's U.S. sales growth of computer supplies products has been slowing.

     International Computer Supplies sales accounted for approximately 34% of the Company's Computer Supplies net sales in fiscal year 1999, and the Company believes that international markets represent further opportunities for growth. The Company began its International Computer Supplies presence with sales and distribution operations in Canada. Net sales in Canada represent about 41% of total International Computer Supplies net sales. To service the growing Latin American market, the Company opened a sales office and distribution center in Mexico City, Mexico in November 1994 and opened a similar facility in Miami, Florida, in January 1996. To take advantage of the growing Far East and Australia marketplace, in October 1996, the Company acquired a large computer and office automation supplies wholesaler in Australia, and in January 1998, the Company opened a sales and distribution facility in Singapore. There can be no assurance, however, that the Company will be successful in these or other international efforts or that the risks inherent in international operations, such as currency fluctuations or the political or economic instability of certain foreign countries and regions, such as Mexico and the Pacific Rim, will not have a material adverse effect on the Company's results of operations. See
Note 9 of the Notes to Consolidated Financial Statements for certain financial information regarding the Company's domestic and international sales during the last three fiscal years.

     The Company's Computer Supplies sales and telemarketing department is divided into several groups or teams, each having its own particular sales objective. For example, the Retail Department focuses specifically on large computer retailers and office product superstores. Similarly, separate groups of sales representatives are responsible for a select group of national accounts, such as contract stationers, office products dealers and buying groups, while other groups focus on new accounts, VARS, convenience stores and mass merchant customers, existing business or international and export sales. By utilizing sophisticated telemarketing software and call management systems, including caller identification, sales representatives are able to verify customer account numbers and contact persons and quickly identify a customer's buying patterns, recent purchases, credit availability and other sales and marketing information. The telecommunications software also enables sales and marketing management to better identify, control and monitor sales representatives' prospecting activity with the Company's customers.

     The Company provides extensive training for new computer supplies products sales personnel with special emphasis on the need for regular customer contact, prompt response to customers' demands for product information and the continuous need to inform customers of technological advancements by the Company's suppliers. The Company, together with its major suppliers, provides the Company's sales personnel with ongoing product-specific training and education emphasizing computer supplies as well as new technologies, new products and new product applications.

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

     One of the Computer Supplies' primary marketing tools is its quarterly catalog, known as the "Book of Deals." In order to promote its image as a low cost wholesaler and provider of value-added services, the Book of Deals will usually highlight a theme related to specific products, customer services or a combination of the two. The U.S. Computer Supplies business presently distributes a total of approximately 52,000 catalogs and contract price books to its active U.S. customers each quarter. The International Computer Supplies segment also distributes a separate Book of Deals designed specifically for each of its Canadian, Mexican, Australian and Singaporean subsidiaries. Other catalog-type marketing tools used by the Computer Supplies business include customized catalogs produced by the Company for the reseller to distribute to its end-user customers. The Computer Supplies business also distributes "flyers" which announce new product line additions or special promotions and are usually inserted in the Book of Deals or mailed directly to customers.

     Although the Book of Deals remains one of the primary marketing tools for sales of computer supplies products, the Company also uses electronic commerce marketing tools as well. The Company believes it has established itself as a leader in the deployment of electronic commerce in the computer supplies products industry. These tools are designed to win further market share and to reduce cost in the customer relationship by automating information flow. By accepting both externally developed commercially available technologies as well as internally developed proprietary technologies, the Company can offer a suite of electronic commerce solutions including: traditional X.12, proprietary EDI, and integrated FTP; third party software systems such as DDMS, Copas, and The Systems House; and Internet, intranet, and extranet systems.

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

     During fiscal year 1999, the Company developed an Application Programming Interface ("API") known as the Business Interface. This API will allow companies with their own Internet technology to make live calls into the Company's inventory, tax, freight, and credit card systems for a real-time shopping experience. The order can be built simultaneously on the reseller's system and the Company's system, providing instantaneous fulfillment of the order.

     Certain of the Company's computer supplies manufacturers provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's quarterly Book of Deals, other published marketing tools and other related costs.

PROFESSIONAL TAPE PRODUCTS

     The Professional Tape Products segment utilizes sophisticated telemarketing, direct mail programs and frequent sales promotions and other marketing efforts to market its products to customers, primarily including production companies, post-production operations, broadcast stations, corporate in-house production facilities, advertising agencies and cable television providers. The Professional Tape Products segment delivers products to more than 18,000 customers, which are primarily located in the U.S.

     The Professional Tape Products segment has account executives in the field covering major markets in the U.S. Account executives target to be in the field approximately three days per week to actively solicit new business of targeted high volume customers, maintain regular customer contact, respond to customers' demand for product information and inform customers of technological advancements by Professional Tape Products suppliers. The inbound call center teams supplement customer service provided by the account executives. The Professional Tape Products segment utilizes the Company's sophisticated telemarketing and call-center systems, as previously discussed.

     The Professional Tape Products segment provides extensive training for new account executives and, together with its major suppliers, provide the account executives with ongoing product-specific training and education emphasizing professional tape products as well as new technologies, new products and new product applications. The Professional Tape Products' call center teams receive the same training as the account executives.

     The Professional Tape Products segment publishes and distributes a catalog semiannually. The Professional Tape Products segment, with certain of its suppliers, offers quarterly promotions to its customers. With these programs, Professional Tape Products' customers earn and accumulate points on select purchases, which can be redeemed for merchandise like cameras, video equipment or service.

PFS

     PFS provides end-to-end transaction management and e-commerce logistics solutions, on an outsourced basis, to companies looking to improve their overall service levels, reduce costs or to address new markets or channels of distribution. PFS provides call center, inventory management, distribution services, credit and collection and returns processing to clients primarily on a fee basis. PFS's call-center services include order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support. PFS services are available both domestically and internationally through the Company's distribution facilities and call centers in the United States, Canada, Mexico, Australia, Singapore and PFS's operation in Europe.

     Through PFSweb, the Company provides these services to companies looking to enter, expand or improve their overall business via sales over the Internet and other e-business type models. PFSweb offers the services necessary for companies to conduct sales over the Internet, from online order processing -- including credit card processing and call center support -- to warehousing and shipping of product. Electronic orders enter PFSweb's computer system and then are processed automatically and sent for shipment from PFS's or the clients' distribution facilities.

     In fiscal year 1999, PFS and PFSweb moved over $367 million of its clients' product, more than double the amount for the fiscal year 1998. Client relationships number over 30 and include major brands like IBM, Tektronix, Hewlett-Packard, Exabyte and Nokia, amongst others.

     PFS presently provides services primarily under fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and, in certain limited circumstances, under master distribution agreements (where PFS takes title and resells the product).

MANAGEMENT INFORMATION SYSTEMS

     The Company maintains advanced management information systems and has automated virtually all key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales and margins, inventory levels, customer payments and other operations which are essential for the Company to operate as a low cost, high efficiency wholesale distributor. These systems also serve as the platform from which the Company offers its PFS services.

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

DISTRIBUTION OF PRODUCTS

     The Company operates a "superhub" distribution center located in Memphis, Tennessee. The Company has expanded its facilities space at the "superhub" from 370,000 square feet in 1997 to 613,000 square feet in 1999. The facility is located approximately four miles from the Memphis International airport, where both Federal Express and United Parcel Service operate large hub facilities. The "superhub" contains automated conveyors, in-line scales and shipment photographs for automatic accuracy checking, computerized sorting equipment, powered material handling equipment and scanning and bar-coding systems.

     The Company believes that computer supplies and professional tape products sold by the Company are particularly suited to cost effective overnight delivery because of their unique value to weight characteristics. Accordingly, almost all of the Company's U.S. computer supplies package orders are shipped via Federal Express, except for certain "heavyweight" packages or as otherwise requested by the customer. The Company's centralized distribution center, together with the implementation of the Federal Express Agreement, currently enables the Company to offer to its customers next business day delivery to most U.S. geographic areas. The Company ships virtually 100% of U.S. computer supplies orders for product in stock on the same day.

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

     Substantially all of the Company's U.S. computer supplies products sales are distributed from the Memphis distribution center. In order to effectively service international markets, the Company operates smaller, regional warehouse and distribution facilities in Toronto and Vancouver, Canada; Mexico City, Mexico; Sydney, Australia; Singapore; and Miami, Florida.

     The Company's Professional Tape Products segment operates regional warehouses to effectively service its local markets on a same-day basis. Regional Professional Tape Products warehouses are located in Chicago, Illinois; New York, New York; Hollywood, San Francisco and Irvine, California; Atlanta, Georgia; Philadelphia and Pittsburgh, Pennsylvania; Detroit, Michigan; Minneapolis, Minnesota; Cincinnati, Ohio; Dallas, Texas; Phoenix, Arizona; Kansas City, Missouri; Orlando, Florida; and Seattle, Washington. In addition, Professional Tape Products utilizes the Company's distribution facility in Miami, Florida, to service the local market.

     PFS and PFSweb utilize the same distribution facilities as the Computer Supplies business in the U.S., Canada, Mexico, Australia, and Singapore. PFS Europe operates a distribution center in Aachen, Germany and expects to move into a new distribution facility in Liege, Belgium in fiscal 2000. PFS maintains relationships with a number of shipping companies to provide up to next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders.

EMPLOYEES

     As of March 31, 1999, the Company had 1,021 full-time employees and 160 part-time employees. 908 of those employees were located in the United States. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a Company labor dispute. The Company considers its relations with its employees to be favorable, and the Company believes it will be able to continue this relationship by various employee incentive and participation programs, including employee stock option and stock purchase plans.

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

COMPETITION

     The Company believes that most, if not all, of its Computer Supplies and Professional Tape customers maintain several sources of supply for their product requirements. Accordingly, the Company's Computer Supplies segments compete with product manufacturers, general office supply wholesalers, other national and regional wholesale computer supplies distributors, computer hardware and software distributors and, to a lesser extent, non-specialized wholesaler distributors. The Professional Tape segment competes with product manufacturers, mail-order houses, video and audio equipment distributors, and other regional and local professional tape distributors. Competition in the distribution business is generally based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of customer services. The Computer Supplies and Professional Tape Products segments compete primarily on the basis of their ability to offer competitive prices and quality service while maintaining a high level of operating efficiency. The Company believes its competitive advantages over product manufacturers and other wholesale distributors include its ability to efficiently maintain a wide selection of name brand products in stock ready to be shipped on a same-day basis and delivered overnight, to efficiently distribute its products, to provide innovative and high quality value-added customer service programs and to respond to changing customer demands and product development.

     The Company believes that the market for its outsourcing services is highly competitive. The Company competes with customer in-house operations, regional and national logistics providers, telemarketing firms, public warehouses and shipping and trucking companies. The Company believes that its service offering is unique due to its wide array of high quality, value-added services. PFS's competitive advantage is based on various factors including its ability to offer an end-to-end transaction management solution. Many competitors offer some or substantially all of the same services, and many of these competitors have greater financial, distribution and marketing resources than the Company.

BACKLOG

     The Company does not have a significant backlog of orders and does not consider backlog to be material to an understanding of its business.

ITEM 2. PROPERTIES

     The Company's Computer Supplies and PFS businesses are headquartered in a 65,419 square foot central office facility located in Plano, Texas, a Dallas suburb. The Company operates a central distribution center in Memphis, Tennessee, which is utilized by U.S. Computer Supplies, Professional Tape Products, and PFS. The Company also operates regional sales and distribution centers in Singapore; Toronto, Ontario; Mexico City, Mexico; Vancouver, British Columbia; Sydney, Australia; and Miami, Florida, which are utilized by International Computer Supplies and PFS. PFS's European operations are headquartered in Maastrict, The Netherlands, with initial distribution operations in Aachen, Germany. PFS's European distribution will be moving in mid-1999 to a larger facility in Leige, Belgium. The Company's Professional Tape Products business is headquartered in Wood Dale, Illinois, a Chicago suburb. The Professional Tape Products segment also operates regional offices in New York, New York; Hollywood, San Francisco and Irvine, California; Atlanta, Georgia; Philadelphia and Pittsburgh, Pennsylvania; Detroit, Michigan; Minneapolis, Minnesota; Cincinnati, Ohio; Dallas, Texas; Phoenix, Arizona; Kansas City, Missouri; Seattle, Washington; and Orlando and Miami, Florida.

     All of the Company's facilities are leased and the material lease agreements contain one or more multiple year renewal options.

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

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed and trades on the Nasdaq Stock Market under the symbol "DZTK." The following table sets forth for the period indicated the high and low sale price for the Common Stock as reported by the Nasdaq National Market, as adjusted to reflect the two for one stock split effective March 2, 1998:

                                                                              PRICE
                                                                    -------------------------
                                                                       HIGH           LOW
                                                                    -----------    ----------
                    Fiscal Year 1998
                      First Quarter.......................          $    19 7/8    $   12 3/8
                      Second Quarter......................          $    24        $   19 3/8
                      Third Quarter.......................          $    22 1/2    $   16 5/16
                      Fourth Quarter .....................          $    28 1/4    $   17 3/8
                    Fiscal Year 1999
                      First Quarter.......................          $    26 7/8    $   21 1/4
                      Second Quarter......................          $    27        $   16 3/4
                      Third Quarter.......................          $    23 1/4    $   12 3/4
                      Fourth Quarter .....................          $    23 1/2    $   15 1/4


     As of June 11, 1999, there were approximately 3,000 shareholders of which 84 were record holders of the Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all earnings to finance the further development of its business. The payment of any future cash dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of income data for each of the fiscal years ended March 31, 1999, 1998 and 1997, and the selected consolidated balance sheet data as of March 31, 1999 and 1998 have been derived from the Company's audited consolidated financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The selected consolidated statements of income data for the fiscal years ended March 31, 1996 and 1995 and the selected consolidated balance sheet data as of March 31, 1997, 1996 and 1995 have been derived from the Company's consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K. The following selected consolidated financial data for fiscal years 1998, 1997, 1996 and 1995 has been restated to combine the results of operations and financial positions of Daisytek with The Tape Company, which was acquired by the Company during June 1998 and accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

                                                          FISCAL YEARS ENDED MARCH 31,
                                           ----------------------------------------------------------
                                             1999         1998         1997       1996        1995
                                           ---------    ---------   ---------   ---------   ---------
                                                      (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
  Net sales ............................   $ 908,630    $ 800,112   $ 639,511   $ 492,097   $ 377,085
  Cost of sales ........................     800,263      712,568     571,448     437,970     335,731
                                           ---------    ---------   ---------   ---------   ---------
  Gross profit .........................     108,367       87,544      68,063      54,127      41,354
  Selling, general and
     administrative expenses ...........      70,648       55,974      41,870      32,565      26,367
                                           ---------    ---------   ---------   ---------   ---------
  Income from operations before
      acquisition and disposition
      costs ............................      37,719       31,570      26,193      21,562      14,987
  Acquisition related costs ............       1,111          735        --          --          --
  Loss on disposition of business ......       2,800         --          --          --          --
                                           ---------    ---------   ---------   ---------   ---------
  Income from operations ...............      33,808       30,835      26,193      21,562      14,987
  Interest expense .....................       2,797        3,134       1,847       1,542       2,126
                                           ---------    ---------   ---------   ---------   ---------
  Income before income
     taxes .............................      31,011       27,701      24,346      20,020      12,861
  Provision for income
     taxes .............................      11,823       10,185       8,432       6,725       4,198
                                           ---------    ---------   ---------   ---------   ---------
  Income before cumulative effect of
      accounting change ................      19,188       17,516      15,914      13,295       8,663
  Cumulative effect of accounting
      change, net of tax ...............        (405)        --          --          --          --
                                           ---------    ---------   ---------   ---------   ---------
  Net income ...........................   $  18,783    $  17,516   $  15,914   $  13,295   $   8,663
                                           =========    =========   =========   =========   =========

PER SHARE DATA:
Net income per common share:
  Basic
   Income before cumulative effect
    of accounting change ...............   $    1.12    $    1.20   $    1.14   $    0.98   $    0.82
   Cumulative effect of accounting
    change, net of tax .................       (0.02)        --          --          --          --
                                           ---------    ---------   ---------   ---------   ---------
   Net income ..........................   $    1.10    $    1.20   $    1.14   $    0.98   $    0.82
                                           =========    =========   =========   =========   =========
  Diluted
   Income before cumulative effect
    of accounting change ...............   $    1.08    $    1.14   $    1.08   $    0.92   $    0.72
   Cumulative effect of accounting
    change, net of tax .................       (0.02)        --          --          --          --
                                           ---------    ---------   ---------   ---------   ---------
   Net income ..........................   $    1.06    $    1.14   $    1.08   $    0.92   $    0.72
                                           =========    =========   =========   =========   =========
  Weighted average common and
    common share equivalents
    outstanding:
         Basic .........................      17,101       14,541      13,909      13,577      10,525
         Diluted .......................      17,789       15,318      14,801      14,489      12,059

                                                        AS OF MARCH 31,
                                      ----------------------------------------------------
                                        1999       1998       1997        1996      1995
                                      --------   --------   --------   --------   --------
                                                         (in thousands)
CONSOLIDATED BALANCE SHEET
  DATA:
  Working capital .................   $138,764   $123,986   $ 82,389   $ 58,453   $ 43,591
  Total assets ....................    315,879    257,845    185,226    135,477     99,783
  Long-term debt, net of
      current maturities ..........     43,021     16,916     30,454     16,419     11,334
  Shareholders' equity ............    157,170    137,731     70,383     53,720     41,307


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-K, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated March 26, 1998, which is incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).

BUSINESS STRATEGY

     Daisytek is a low cost distributor and outsourcing services provider. The Company bases its continued growth on the following strategies:

     1) Capitalize on e-commerce and outsourcing trends through expansion of its PFS and PFSweb operations.
     2) Focus on the growing computer supplies and professional tape industries in the U.S. and international markets.
     3) Seek acquisitions to supplement growth in the Company's computer supplies business, professional tape business, and fulfillment service business or to add selected product lines.

     Through its PFS business, the Company utilizes its core strengths in distribution and telemarketing to provide its business partners with end-to-end transaction management and e-commerce logistics solutions on an international basis. Services include sales and order processing, call center management, product warehousing with real-time inventory management, customized packaging, product fulfillment and transaction management accounting. Through PFSweb, the Company offers e-commerce outsourcing solutions for companies to conduct sales over the Internet by providing the infrastructure needed to support web-based activity, including online order processing, warehousing, and shipping of product. The PFS segment of the Company's business strategy offers the potential for higher margins because it is primarily service fee- and revenue-based.

     The Company's Computer Supplies segments specialize in computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. The Company believes that the demand for these products remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products the Company distributes. Continuing automation of the workplace and the tremendous growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. The Company offers these products to its customers using value-added services such as next-business-day delivery, the latest order cutoff times in the industry, order confirmation, product drop-shipping, and customized product catalogs. The Company plans to expand sales to existing customers including those in the contract stationers, value-added resellers, computer and office-product dealer, and superstore channels. The Company is also focusing on new distribution channels such as mass merchants, grocery and convenience stores and direct mail marketers.

     The Company continues to research new markets to expand its international computer supplies business. Many international markets are emerging markets that have exponentially higher growth opportunities for consumable computer supplies compared with the United States. Presently, the Company operates sales and distribution centers in Canada, Mexico, Australia and Singapore and exports products into Latin America and throughout much of the rest of the world. The Company's computer supplies experience and broad product range place the Company in a competitive position in emerging international markets.

     The Company began its Professional Tape Products segment in 1998, and has grown this division primarily through acquisitions. This segment operates as a wholesale distributor of media products to the film, entertainment and multimedia industries. The wholesale sector of this industry is highly fragmented and regionally focused. The Company's acquisition strategy is to acquire businesses which the Company believes can benefit from Daisytek's core competencies in telemarketing and distribution management to create efficiencies and provide value-added services to the customer base. Such businesses are integrated to create economies of scale. The Company believes this strategy will allow it to maintain the strong gross margins earned in this segment, while at the same time reducing the SG&A costs as a percentage of sales, and, thus, increasing profit margins.

     The Company plans to enhance growth by seeking acquisition opportunities to supplement growth in the Company's computer consumables business, professional tape business, and fulfillment service business or to add selected product lines that can capitalize on Daisytek's expertise in distribution and call-center management and offer the Company an opportunity to expand its product line and increase profit margins.

RESULTS OF OPERATIONS

     The following table sets forth certain financial information from the Company's audited consolidated statements of income expressed as a percentage of net sales. Financial data for fiscal years 1998 and 1997 has been restated for pooling of interests to combine the results of operations of Daisytek and The Tape Company. See Note 2 of Notes to Consolidated Financial Statements.


                                                                     FISCAL YEARS ENDED MARCH 31,
                                                                  ---------------------------------
                                                                    1999         1998         1997
                                                                  -------      -------      -------
       Net sales...........................................         100.0%       100.0%       100.0%
       Cost of sales.......................................          88.1         89.1         89.4
                                                                  -------      -------      -------
         Gross profit......................................          11.9         10.9         10.6
       Selling, general and administrative expenses........           7.8          7.0          6.5
       Acquisition related costs...........................           0.1          0.1           --
       Loss on disposition of business.....................           0.3           --           --
                                                                  -------      -------      -------
         Income from operations............................           3.7          3.8          4.1
       Interest expense....................................           0.3          0.4          0.3
                                                                  -------      -------      -------
         Income before income taxes........................           3.4          3.4          3.8
       Provision for income taxes..........................           1.3          1.2          1.3
                                                                  -------      -------      -------
         Income before cumulative effect of accounting
           change..........................................           2.1          2.2          2.5
       Cumulative effect of accounting change..............           0.0           --           --
                                                                  -------      -------      -------
         Net income........................................           2.1%         2.2%         2.5%
                                                                  =======      =======      =======

     The following table sets forth certain unaudited quarterly financial data and certain data expressed as a percentage of net sales for fiscal years 1999 and 1998. Financial data for fiscal year 1998 has been restated for pooling of interests to combine the results of operations of Daisytek and The Tape Company. See Note 2 of Notes to Consolidated Financial Statements. The unaudited quarterly information includes all adjustments, consisting of only normal recurring adjustments, which management considers necessary for a fair presentation of the information shown. The financial data and ratios for any quarter are not necessarily indicative of results of any future period.

                                      FISCAL YEAR 1999                                    FISCAL YEAR 1998
                         --------------------------------------------    ------------------------------------------------
                         4TH QTR     3RD QTR     2ND QTR     1ST QTR      4TH QTR        3RD QTR     2ND QTR     1ST QTR
                         --------    --------    --------    --------    ----------      --------    --------    --------
                                                          (dollars in thousands)
Net sales ............   $240,383    $225,507    $220,151    $222,589    $  229,500      $197,775    $190,060    $182,777
Gross profit .........   $ 28,331    $ 26,786    $ 26,723    $ 26,527    $   26,227      $ 21,368    $ 20,326    $ 19,623
  Gross profit
    margin ...........       11.8%       11.9%       12.1%       11.9%         11.4%         10.8%       10.7%       10.7%
SG&A expenses ........   $ 18,898    $ 17,803    $ 17,145    $ 16,802    $   16,717      $ 13,641    $ 13,094    $ 12,522
  Percent of net
    sales ............        7.9%        7.9%        7.8%        7.6%          7.3%          6.9%        6.9%        6.9%
Acquisition
   related
   costs .............   $    379    $    197    $    130    $    405    $      735      $   --      $   --      $   --
  Percent of net
    sales ............        0.2%        0.1%        0.1%        0.2%          0.3%         --          --          --
Loss on
   disposition of
   business ..........   $  2,800    $   --      $   --      $   --      $     --        $   --      $   --      $   --
  Percent of net
    sales ............        1.2%       --          --          --            --            --          --          --
Income from
   operations ........   $  6,254    $  8,786    $  9,448    $  9,320    $    8,775      $  7,727    $  7,232    $  7,101
  Operating
    margin ...........        2.6%        3.9%        4.3%        4.2%          3.8%          3.9%        3.8%        3.9%
Income before
   cumulative
   effect of
   accounting
   change ............   $  3,488    $  4,981    $  5,281    $  5,438    $    4,845      $  4,424    $  4,147    $  4,100
  Percent of net
   sales .............        1.5%        2.2%        2.4%        2.4%          2.1%          2.2%        2.2%        2.2%
Net income ...........   $  3,488    $  4,981    $  5,281    $  5,033    $    4,845      $  4,424    $  4,147    $  4,100
  Net margin .........        1.5%        2.2%        2.4%        2.4%          2.1%          2.2%        2.2%        2.2%

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

Net Sales. Net sales for the year ended March 31, 1999 increased $108.5 million, or 13.6%, to $908.6 million as compared to $800.1 million for the year ended March 31, 1998. International Computer Supplies sales increased 32.4% in fiscal 1999 over fiscal 1998 primarily due to market share growth and higher industry growth rates in the international markets, such as Canada, Latin America, Australia and the Far East. Professional Tape Products sales increased 80.2% in fiscal 1999 over fiscal 1998 due to organic growth of approximately 10% and the acquisition of Steadi-Systems in January 1998. Also, net sales grew during fiscal year 1999 as a result of higher sales volumes of products under master distribution outsourcing contracts in PFS. U.S. Computer Supplies sales decreased 8.6% in fiscal 1999 over fiscal 1998 due to a reduction in business with large office superstores and a warehouse club and a slower growth rate in the U.S. market. The growth in sales for the U.S. Computer Supplies business has slowed from previously realized levels. The Company believes this reduction is due in large part to slower industry growth, large channel shifts, turmoil in certain customer segments and slower printer placements.

Gross Profit. The Company's gross profit margin as a percent of net sales was 11.9% for the year ended March 31, 1999 as compared to 10.9% for the prior year. The increase in the Company's gross profit margin as a percentage of net sales was primarily a result of (i) enhanced product sourcing in the Computer Supplies segments, (ii) a reduction in net sales of computer supplies with lower gross margins to large office superstores and a warehouse club, and (iii) an increase in Professional Tape Product sales, which have higher gross margins than the Company's computer supplies products, as a percent of total net sales. The Company believes that the competitive environment, consolidation of its computer supplies products customers and potentially reduced future product sourcing opportunities may negatively impact the Company's gross profit margin percentage during fiscal year 2000.

     SG&A Expenses. SG&A expenses for the year ended March 31, 1999 were $70.6 million (excluding acquisition related costs and a charge related to the disposition of the Professional Tape Products hardware division), or 7.8% of net sales, as compared to $56.0 million, or 7.0% of net sales, for the year ended March 31, 1998. The increase in SG&A expenses as a percentage of net sales for fiscal year 1999 was due primarily to (i) a reduction in net sales with lower SG&A expense ratios to large office superstores and a warehouse club, and (ii) the impact of the higher SG&A expense ratio in the Company's Professional Tape Products segment.

     Acquisition Related Costs. During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger, which is accounted for as a pooling of interests in the accompanying Consolidated Financial Statements and notes thereto. Daisytek incurred various acquisition costs related to accounting, legal and other costs applicable to the acquisition of The Tape Company of $0.4 million in June 1998. During the fiscal year ended March 31, 1999, the Company incurred costs of approximately $0.7 million related to transition, integration and merger activities.

     Loss on Disposition of Business. The Company recorded a charge of $2.8 million related to the disposition of its professional tape hardware division in March 1999. See Note 2 of Notes to Consolidated Financial Statements.

     Interest Expense. Interest expense was $2.8 million during the year ended March 31, 1999 and was $3.1 million during the year ended March 31, 1998. Interest expense was higher in fiscal 1999 primarily due to an increase in the average line of credit to support working capital requirements and business acquisitions, partially offset by a slight decrease in interest rates. The weighted average interest rate was 6.5% and 6.7% during the years ended March 31, 1999 and 1998, respectively.

     Income Taxes. The Company's effective tax rate increased to 38.1% for the year ended March 31, 1999 as compared to 36.8% for the year ended March 31, 1998. The increase was primarily due to non-deductible goodwill amortization from the Steadi-Systems acquisition combined with additional state income taxes resulting from the acquisitions of both Steadi-Systems and The Tape Company. On a pro forma basis, excluding the impact of The Tape Company's subchapter S corporation status prior to the June 1998 merger, the Company's effective tax rate would have been approximately 39% in fiscal 1999.

Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

     Net Sales. Net sales for the year ended March 31, 1998 were $800.1 million as compared to $639.5 million for the year ended March 31, 1997, an increase of $160.6 million, or 25.1%. International Computer Supplies sales increased 45.6% in fiscal 1998 over fiscal 1997 due primarily to market share growth and higher industry growth rates in the international markets, such as Canada, Latin America and Australia. U.S. Computer Supplies sales increased 11.5% in fiscal 1998 over fiscal 1997 due to increased sales volume to large national accounts and office superstores. The increase in U.S. Computer Supplies was offset by a reduction in sales to one of its largest customers due to the Company deciding it would not match lower pricing offered by a competitor. Net sales to this customer represented approximately 7% to 8% of U.S. Computer Supplies revenue in fiscal 1997 and the first half of fiscal 1998. Professional Tape Products sales increased 59.8% in fiscal 1998 over fiscal 1997 due primarily to organic growth of approximately 10% and the acquisition of Steadi-Systems in January 1998. Also, net sales grew during fiscal year 1998 as a result of higher sales volumes of products under master distribution outsourcing contracts in PFS.

     Gross Profit. The Company's gross profit margin as a percent of net sales was 10.9% for the year ended March 31, 1998 as compared to 10.6% for the prior year. The increase in the Company's gross profit margin percentage for fiscal year 1998 was primarily the result of enhanced computer supplies product sourcing in fiscal year 1998 and an increase in Professional Tape Products sales, which have higher margins than the Company's computer supplies products, as a percent of total net sales.

     SG&A Expenses. SG&A expenses for the year ended March 31, 1998 were $56.0 million (excluding acquisition related costs), or 7.0% of net sales, as compared to $41.9 million, or 6.5% of net sales, for the year ended March 31, 1997. The increase in SG&A expenses as a percentage of net sales for fiscal year 1998 was due primarily to increased SG&A costs from investments associated with the PFS business and the impact of the higher SG&A expense ratio in the Company's Professional Tape Products segment which grew strongly through organic growth and acquisition year over year. The increased costs during fiscal year 1998 were partially offset by lower costs due to improved operating efficiencies and staff productivity as a result of increased sales volume and continued technological enhancements implemented by the Company.

     Acquisition Related Costs. During January 1998, the Company purchased all of the common stock of Steadi-Systems. The Company recorded a pretax charge related to the completion of the transition, integration and merger activities of about $0.7 million in the Company's fourth financial quarter ended March 31, 1998.

     Interest Expense. Interest expense was $3.1 million during the year ended March 31, 1998 and was $1.8 million during the year ended March 31, 1997. Interest expense increased as a result of an increase in the average credit line to support a larger revenue base, the acquisition of Steadi-Systems, and the higher inventory levels due to purchasing opportunities. The weighted average interest rate was 6.7% during the years ended March 31, 1998 and 1997.

     Income Taxes. The Company's effective tax rate increased to 36.8% for the year ended March 31, 1998 as compared to 34.6% for the year ended March 31, 1997. The increase was primarily due to the pooling of interests with The Tape Company. Prior to its acquisition by the Company, The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. In fiscal year 1997, The Tape Company's income before taxes represented a larger percentage of the Company's total income before income taxes than in fiscal year 1998, which increases the effective tax rate for fiscal year 1998. See Notes 2 and 7 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. Net cash provided by financing activities was $24.8 million, $30.8 million and $16.2 million for fiscal years 1999, 1998 and 1997, respectively. Cash provided by financing activities was generated primarily from proceeds from revolving lines of credit during the fiscal year ended March 31, 1999. In conjunction with the Professional Tape segments' business combinations in fiscal 1999 and 1998, certain acquired debt of these entities was paid in full by the Company. Included in cash flows from financing activities are also distributions made to shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company, which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. During the fiscal year ended March 31, 1998, cash provided by financing activities was generated primarily through the issuance of 2.3 million shares of common stock, which was used to reduce the Company's indebtedness.

     Net cash provided by operating activities in fiscal 1999 was $13.0 million. Net cash used in operating activities was $16.7 million and $5.9 million for fiscal years 1998 and 1997, respectively. Working capital requirements increased in each of the three fiscal years ended March 31, 1999, primarily as a result of the growth in the Company's business. In fiscal 1999, such requirements were funded by cash generated from operations. In fiscal 1998 and 1997, these requirements were partially funded by cash generated by the Company's operations, with the remainder provided by financing activities.

     The Company's principal use of funds for investing activities was capital expenditures of $10.5 million, $6.3 million and $6.3 million for fiscal years 1999, 1998 and 1997, respectively, and for acquisitions of businesses and incremental costs of acquired businesses of $20.6 million, 6.3 million, and $3.4 million, in fiscal years 1999, 1998, and 1997, respectively. See Note 2 of Notes to Consolidated Financial Statements. In addition, PFS has entered into a long-term contractual agreement with one of its clients whereby PFS finances certain of the client's inventory, which was $12.1 million at March 31, 1999 (see Note 1 of Notes to Consolidated Financial Statements). Capital expenditures have consisted primarily of additions to upgrade the Company's management information systems, including the Company's Internet based customer tools, it's on-line catalog and ordering tool (SOLOnet), other methods of electronic commerce, and general expansion of its facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal 2000 will be approximately $12.0 to $15.0 million. The increase in anticipated capital expenditures over fiscal 1999 relates primarily to capital expenditures applicable to the PFS segment, including its new Belgium distribution facility.

     Working capital increased to $138.8 million at March 31, 1999 from $124.0 million at March 31, 1998, an increase of $14.8 million, which was primarily attributable to increases in inventory associated with the Company's PFS segment and an increase in accounts receivable primarily related to revenue growth. These increases were partially offset by an increase in accounts payable.

     The Company has entered into an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on March 29, 1999, has a maximum borrowing availability of $85.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable and inventory, as defined. As of March 31, 1999, the Company had borrowed $29.8 million, leaving $55.2 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000, and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.8 million (U.S.) at March 31, 1999. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of March 31, 1999, there was no unused availability under the Australian Facility.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $9.9 million (U.S.) at March 31, 1999. The Company had borrowed approximately $8.1 million (U.S.), leaving approximately $1.8 million (U.S.) available under the Canadian Facility at March 31, 1999. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During December 1998, the Company entered into a promissory note agreement with a bank, which allows the Company to borrow up to a maximum of $10.0 million. Amounts borrowed under this note agreement bear interest at the bank's discretion, primarily based on a money market borrowing rate plus an adjustment. The maturity date of any amounts borrowed will occur prior to January 2000, the expiration date of the note. The Company had no borrowings outstanding under this promissory note agreement at March 31, 1999.

     The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investments in, and its intercompany payables applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding as of March 31, 1999:

       CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE               EXPIRATION
       -------------            -------------------           -------------               ----------
    Canadian Dollars               $9.7 million          Sell Canadian Dollars            May 1999
    Australian Dollars             $5.8 million          Sell Australian Dollars          April 1999
    Australian Dollars             $1.3 million          Sell Australian Dollars          August 1999

     As of March 31, 1999, the Company had incurred net unrealized losses of approximately $184,000 on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     In the future, the Company may attempt to acquire other businesses to expand its existing computer supplies and professional tape businesses in the U.S. or internationally, expand its product line similar to the Company's entry into the Professional Tape segment and expand its services or capabilities in connection with its efforts to grow its PFS business. The Company currently has no binding agreements to acquire any such businesses. Should the Company be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

     The Company believes it will be able to satisfy its working capital needs for fiscal year 2000, as well as business growth and planned capital expenditures, through funds available under the Company's various lines of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities. In addition, depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

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

     In fiscal 1997, the Company began to address Y2K. The Company has formed a Y2K task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to Y2K. The Company is scheduled to complete the remediation of its mission-critical IT applications software in August 1999 and is scheduled to complete remediation of its non-mission critical applications software by October 1999. The Company is assessing the effect of Y2K on its non-IT systems and intends to modify or replace non-IT systems as necessary to insure Y2K readiness by October 1999.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate Y2K. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is developing contingency plans to address the risks created by third parties' failure to remediate Y2K. These plans include procuring alternative suppliers, when available, when the Company is able to conclude that an existing supplier will not be Y2K ready. The Company is scheduled to complete these contingency plans by September 1999.

     The Company continues to grow through business acquisitions. All acquisitions of the Company have been converted to the Company's operating system.

     During fiscal year 1999, the Company incurred approximately $0.5 million of expenses related to Y2K. In total, the Company's assessment and remediation of Y2K has a budget of approximately $0.8 million, which includes both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not separately tracked. Funding for Y2K expenses will be generated from on-going operations and available borrowings under the Company's revolving line of credit facilities.

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

INVENTORY MANAGEMENT

     The Company manages its inventories held for sale in its wholesale distribution business by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as the Company adds new product lines and makes large purchases from suppliers to take advantage of attractive terms. To reduce the risk of loss to the Company due to supplier price reductions and slow moving inventory, the Company's purchasing agreements with many of its suppliers, including most of its major suppliers, contain price protection and stock return privileges under which the Company receives credits if the supplier lowers prices on previously purchased inventory or the Company can return slow moving inventory in exchange for other products.

     Certain of PFS's product fulfillment and distribution service agreements provide that PFS own the related inventory, some of which also allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by PFS under these contracts are generally higher than the Company would normally carry in its wholesale distribution businesses.

SEASONALITY

     Although the Company historically has experienced its greatest sequential quarter revenue growth in its fourth fiscal quarter, management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for the Company's computer supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. The Company generally experiences a relative slowness in sales during the summer months, which may adversely affect the Company's first and second fiscal quarter results in relation to sequential quarter performance.

     The seasonality of the Company's PFS business is dependent upon the seasonality of the customers' products which PFS distributes or provides services for. Accordingly, management must rely upon the projections of its PFS customers in assessing quarterly variability.

     The Company believes that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. The Company presently utilizes derivative financial instruments only to hedge its net investments in certain of its foreign operations. SFAS No. 133 requires gains or losses on these financial instruments in other comprehensive income as a part of the cumulative translation adjustment. The Company is currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of these financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. Early adoption of the standard is allowed, however, the statement cannot be applied retroactively to financial statements of prior periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the Company's outstanding balances on its revolving lines of credit which amounted to $42.7 million at March 31, 1999. The interest rates on the revolving lines of credit float with the market. A 50 basis point movement in interest rates would result in approximately $214,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at March 31, 1999.

     The Company's foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars, and Singapore Dollars. The Company's international sales and purchases are generally U.S. Dollar based, except in Canada and Australia. In order to mitigate foreign currency rate risk, the Company periodically enters into foreign currency forward contracts to hedge the net investments and long-term intercompany payable balances applicable to its Canadian and Australian subsidiaries. The Company had three outstanding foreign currency forward contracts at March 31, 1999. If the foreign exchanges rates of the Canadian and Australian currencies fluctuate 10% from the March 31, 1999 rates, gains or losses in fair value on the three outstanding contracts would be $1.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
Report of Independent Public Accountants.............................................................      25

Consolidated Balance Sheets as of March 31, 1999 and 1998............................................      26

Consolidated Statements of Income for the Fiscal Years Ended March 31, 1999, 1998 and 1997...........      28

Consolidated Statements of Shareholders' Equity for  the Fiscal Years Ended March 31, 1999, 1998
  and 1997...........................................................................................      29

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1999, 1998 and 1997.......      30

Notes to Consolidated Financial Statements...........................................................      31



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Daisytek International Corporation:

     We have audited the accompanying consolidated balance sheets of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daisytek International Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP

Dallas, Texas,
May 5, 1999

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                                 MARCH 31,
                                                                                        ----------------------------
                                                                                           1999            1998 (a)
                                                                                        ----------        ----------
CURRENT ASSETS:
  Cash..................................................................                 $   1,551         $   2,087
  Accounts receivable, net of allowance for doubtful accounts of
    $2,857 and $2,765 at March 31, 1999 and 1998, respectively..........                   139,864           127,563
  Inventories, net:
    Inventories, excluding Priority Fulfillment Services................                    77,557            81,956
    Inventories, Priority Fulfillment Services..........................                    30,361            11,634
  Prepaid expenses and other current assets.............................                     4,982             3,944
  Deferred tax asset....................................................                       137                --
                                                                                        ----------        ----------
         Total current assets...........................................                   254,452           227,184
                                                                                         ---------         ---------

PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment.....................................                    37,807            28,391
  Leasehold improvements................................................                     2,399             1,907
                                                                                         ---------         ---------
                                                                                            40,206            30,298
  Less-- Accumulated depreciation and amortization......................                   (20,296)          (15,025)
                                                                                         ---------         ---------
         Net property and equipment.....................................                    19,910            15,273

OTHER ASSET.............................................................                    12,070                --

EMPLOYEE RECEIVABLE.....................................................                       485               459

EXCESS OF COST OVER NET ASSETS ACQUIRED, net............................                    28,962            14,929
                                                                                         ---------         ---------
         Total assets...................................................                $  315,879        $  257,845
                                                                                        ==========        ==========

-----------------
(a) Restated to combine the financial positions of Daisytek International Corporation (the "Company" or "Daisytek") with The Tape Company, Inc. ("The Tape Company"), which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (See Note 2 of these Consolidated Financial Statements.)






                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            MARCH 31,
                                                                                     ------------------------
                                                                                       1999          1998 (a)
                                                                                     ---------      ---------
CURRENT LIABILITIES:
  Current portion of long-term debt ............................................     $     146      $   3,010
  Trade accounts payable .......................................................       103,179         87,390
  Accrued expenses .............................................................        11,802          9,768
  Income taxes payable .........................................................           561          1,484
  Deferred income tax liability ................................................          --            1,546
                                                                                     ---------      ---------
         Total current liabilities .............................................       115,688        103,198
                                                                                     ---------      ---------

LONG-TERM DEBT, less current portion ...........................................        43,021         16,916
                                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized at
    March 31, 1999 and 1998, none issued and outstanding .......................          --             --
  Common stock, $0.01 par value; 30,000,000 and 20,000,000 shares authorized at March 31, 1999 and 1998, respectively; 17,162,382 and 16,935,896 shares
   issued and outstanding at March 31, 1999 and 1998,  respectively ............           172            170
  Additional paid-in capital ...................................................        87,394         85,501
  Retained earnings ............................................................        71,801         53,991
  Accumulated other comprehensive income .......................................        (2,197)        (1,931)
                                                                                     ---------      ---------
         Total shareholders' equity ............................................       157,170        137,731
                                                                                     ---------      ---------
         Total liabilities and shareholders' equity ............................     $ 315,879      $ 257,845
                                                                                     =========      =========

-----------------
(a) Restated to combine the financial positions of the Company with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (See Note 2 of these Consolidated Financial Statements.)















                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FISCAL YEARS ENDED MARCH 31,
                                                                 --------------------------------------
                                                                   1999         1998 (a)        1997(a)
                                                                 ---------      ---------     ---------
NET SALES ..................................................     $ 908,630      $ 800,112     $ 639,511

COST OF SALES ..............................................       800,263        712,568       571,448
                                                                 ---------      ---------     ---------
                  Gross profit .............................       108,367         87,544        68,063

SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES ............................        70,648         55,974        41,870

ACQUISITION RELATED COSTS ..................................         1,111            735          --

LOSS ON DISPOSITION OF BUSINESS ............................         2,800           --            --
                                                                 ---------      ---------     ---------
                  Income from operations ...................        33,808         30,835        26,193

INTEREST EXPENSE ...........................................         2,797          3,134         1,847
                                                                 ---------      ---------     ---------
                  Income before income taxes ...............        31,011         27,701        24,346

PROVISION FOR INCOME TAXES:
                  Current ..................................        13,506          8,074         8,235
                  Deferred .................................        (1,683)         2,111           197
                                                                 ---------      ---------     ---------
                                                                    11,823         10,185         8,432
                                                                 ---------      ---------     ---------
                  Income before cumulative effect of
                     accounting change .....................        19,188         17,516        15,914

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX .........          (405)          --            --
                                                                 ---------      ---------     ---------
NET INCOME .................................................     $  18,783      $  17,516     $  15,914
                                                                 =========      =========     =========

 NET INCOME PER COMMON SHARE:
  Basic
   Income before cumulative effect of accounting change ....     $    1.12      $    1.20     $    1.14
   Cumulative effect of accounting change, net of tax ......         (0.02)          --            --
                                                                 ---------      ---------     ---------
   Net income ..............................................     $    1.10      $    1.20     $    1.14
                                                                 =========      =========     =========
  Diluted
   Income before cumulative effect of accounting change ....     $    1.08      $    1.14     $    1.08
   Cumulative effect of accounting change, net of tax ......         (0.02)          --            --
                                                                 ---------      ---------     ---------
   Net income ..............................................     $    1.06      $    1.14     $    1.08
                                                                 =========      =========     =========

WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS
    OUTSTANDING:
         Basic .............................................        17,101         14,541        13,909
         Diluted ...........................................        17,789         15,318        14,801

-----------------
(a) Restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (See Note 2 of these Consolidated Financial Statements.)

                 The accompanying notes are an integral part of
                         these consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                COMMON STOCK             ADDITIONAL
                                         --------------------------       PAID-IN         RETAINED
                                           SHARES         AMOUNT          CAPITAL         EARNINGS
                                         ----------     -----------     -----------      -----------
BALANCE, ..........................
March 31, 1996 (a) ................      13,660,370     $       137     $    30,827      $    23,768
  Net income (a) ..................            --              --              --             15,914
  Other comprehensive income -
    foreign currency translation
    adjustment ....................            --              --              --               --

  Comprehensive income ............

  Distribution of earnings to The
    Tape Company shareholders .....            --              --              --             (1,416)
  Net proceeds from exercise of
     common stock options .........         315,796               3           1,635             --
  Issuance of common stock for
     acquisition of subsidiary ....          38,562            --               791             --
  Issuance of common stock ........           1,554            --                30             --
                                         ----------     -----------     -----------      -----------

BALANCE,
March 31, 1997 (a) ................      14,016,282             140          33,283           38,266
  Net income (a) ..................            --              --              --             17,516
  Other comprehensive income -
    foreign currency translation
    adjustment ....................            --              --              --               --

  Comprehensive income ............

  Distribution of earnings to The
    Tape Company shareholders .....            --              --              --             (1,791)
  Repurchase of The Tape Company
    shares.........................            --              --            (4,394)            --
  Net proceeds from exercise of
     common stock options .........         616,326               7           3,932             --
  Net proceeds from issuance of
     common stock .................       2,303,288              23          52,680             --
                                         ----------     -----------     -----------      -----------

BALANCE,
March 31, 1998 (a) ................      16,935,896             170          85,501           53,991
  Net income (a) ..................            --              --              --             18,783
  Other comprehensive income -
    foreign currency translation
    adjustment ....................            --              --              --               --

  Comprehensive income ............

  Distribution of earnings to The
    Tape Company shareholders .....            --              --              --               (973)
  Net proceeds from exercise of
     common stock options .........         223,953               2           1,838             --
  Issuance of common stock ........           2,533            --                55             --
                                         ----------     -----------     -----------      -----------

BALANCE,
March 31, 1999 ....................      17,162,382     $       172     $    87,394      $    71,801
                                         ==========     ===========     ===========      ===========

                                            ACCUMULATED
                                              OTHER
                                           COMPREHENSIVE        TOTAL        COMPREHENSIVE
                                              INCOME            EQUITY           INCOME
                                            -----------      -----------      -----------
BALANCE, ..........................
March 31, 1996 (a) ................         $    (1,012)     $    53,720
  Net income (a) ..................                --             15,914      $    15,914
  Other comprehensive income -
    foreign currency translation
    adjustment ....................                (294)            (294)            (294)
                                                                              -----------
  Comprehensive income ............                                           $    15,620
                                                                              ===========
  Distribution of earnings to The
    Tape Company shareholders .....                --             (1,416)
  Net proceeds from exercise of
     common stock options .........                --              1,638
  Issuance of common stock for
     acquisition of subsidiary ....                --                791
  Issuance of common stock ........                --                 30
                                            -----------      -----------

BALANCE,
March 31, 1997 (a) ................              (1,306)          70,383
  Net income (a) ..................                --             17,516      $    17,516
  Other comprehensive income -
    foreign currency translation
    adjustment ....................                (625)            (625)            (625)
                                                                              -----------
  Comprehensive income ............                                           $    16,891
                                                                              ===========
  Distribution of earnings to The
    Tape Company shareholders .....                --             (1,791)
  Repurchase of The Tape Company
    shares.........................                --             (4,394)
  Net proceeds from exercise of
     common stock options .........                --              3,939
  Net proceeds from issuance of
     common stock .................                --             52,703
                                            -----------      -----------

BALANCE,
March 31, 1998 (a) ................              (1,931)         137,731
  Net income (a) ..................                --             18,783      $    18,783
  Other comprehensive income -
    foreign currency translation
    adjustment ....................                (266)            (266)            (266)
                                                                              -----------
  Comprehensive income ............                                           $    18,517
                                                                              ===========
  Distribution of earnings to The
    Tape Company shareholders .....                --               (973)
  Net proceeds from exercise of
     common stock options .........                --              1,840
  Issuance of common stock ........                --                 55
                                            -----------      -----------

BALANCE,
March 31, 1999 ....................         $    (2,197)     $   157,170
                                            ===========      ===========


-----------
(a) Restated to combine the shareholders' equity of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (See Note 2 of these Consolidated Financial Statements.)

 The accompanying notes are an integral part of these consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FISCAL YEARS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                        1999        1998 (a)      1997 (a)
                                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................     $ 18,783      $ 17,516      $ 15,914
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities, net of
   effects from acquisition of businesses:
         Depreciation and amortization ..........................        6,048         5,011         3,980
         Provision for doubtful accounts ........................        2,863         2,016         1,660
         Deferred income tax (benefit) provision ................       (1,683)        2,111           197
         Changes in operating assets and liabilities
             Accounts receivable ................................      (12,564)      (31,773)      (24,341)
             Inventories, net ...................................      (16,279)      (21,880)      (19,623)
             Trade accounts payable and accrued
               expenses .........................................       17,923        12,670        14,525
             Income taxes payable ...............................         (884)          115           967
             Prepaid expenses and other current
               assets ...........................................       (1,222)       (2,484)          776
                                                                      --------      --------      --------
          Net cash provided by (used in) operating
            activities ..........................................       12,985       (16,698)       (5,945)
                                                                      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...........................      (10,523)       (6,304)       (6,307)
  Acquisitions of businesses, net of cash acquired ..............      (20,585)       (6,322)       (3,372)
  Disposition of business .......................................        4,736          --            --
  Advances of employee receivables, net .........................         (117)          (45)         --
  Increase in other asset .......................................      (12,070)         --             (30)
                                                                      --------      --------      --------
          Net cash used in investing activities .................      (38,559)      (12,671)       (9,709)
                                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) revolving lines of
     credit, net ................................................       28,686       (20,361)       14,660
  (Payments on) proceeds from capital leases and notes payable...       (4,787)       (2,796)        1,317
  Net proceeds from sale of stock and exercise of
     stock options ..............................................        1,906        56,582         1,638
  Distributions to former shareholders of The Tape Company ......         (973)       (1,791)       (1,416)
  Payment to former shareholder of The Tape Company .............         --            (809)         --
                                                                      --------      --------      --------
          Net cash provided by financing
            activities ..........................................       24,832        30,825        16,199
                                                                      --------      --------      --------

EFFECT OF EXCHANGE RATES ON CASH ................................          206            74          (192)
                                                                      --------      --------      --------

NET (DECREASE) INCREASE IN CASH .................................         (536)        1,530           353

CASH, beginning of period .......................................        2,087           557           204
                                                                      --------      --------      --------
CASH, end of period .............................................     $  1,551      $  2,087      $    557
                                                                      ========      ========      ========

--------
(a) Restated to combine the cash flows of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (See Note 2 of these Consolidated Financial Statements).


                   The accompanying notes are an integral part
                        of these consolidated statements

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Business

     Daisytek International Corporation (a Delaware corporation) and subsidiaries ("the Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer supplies") and professional-grade video and audio media products ("professional tape products"). Through its Priority Fulfillment Services subsidiaries ("PFS"), the Company is also a leading provider of end-to-end transaction management and e-commerce logistics business solutions. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia, Mexico and Singapore, sells products and services primarily in North America, as well as in Latin America, Australia, Singapore, the Pacific Rim, Europe and Africa.

     The computer supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories such as cleaning kits and media storage files. These products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company's computer supplies customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores and other retailers who resell the products to end-users.

     During fiscal year 1996, the Company formed PFS to provide outsourcing solutions to its business partners and other customers. Through PFS, the Company sells its core competencies in call-center, product fulfillment, logistic and support services to client companies on an international basis. PFS customizes these services to meet specific requirements of these companies. PFS's call-center services include: order entry, order tracking and customer service (inbound), outbound telemarketing services and customized reporting of customer and call information. PFS also provides other support services such as invoicing, credit management and collection services, and accounting and systems support. Through the newly created PFSweb division of PFS, the Company now offers an outsourcing solution to companies conducting sales over the Internet by providing the infrastructure needed to support web-based activity, including online order processing, warehousing and shipping of product. In December 1998, PFS established a European operation with headquarters in Maastrict, The Netherlands. PFS provides its services primarily under fee-based contracts (where revenue is based on either the sales value of the products or service activity volume) and, in certain limited circumstances, under master distribution agreements (where PFS takes title and resells the product).

     In January 1998, the Company expanded its product line by acquiring Steadi-Systems, Ltd. ("Steadi-Systems"), an independent wholesale distributor of professional tape products to the filmed entertainment and multimedia industries. The Company further expanded its operations in the distribution of pro-tape products through the acquisition of The Tape Company in June 1998 and the purchase of the professional tape division of Videotape Products, Inc. ("VTP") in March 1999. In connection with the purchase of VTP, the Company also sold certain assets of its professional hardware division to VTP. As part of the agreement, both VTP and Daisytek have entered into a long-term strategic alliance. Under this alliance, the companies will work jointly to provide a full range of products to their combined customers. Through Steadi-Systems, The Tape Company, and VTP, the Company distributes a wide array of professional-grade audio and video media products to customers including production companies, post-production operations, broadcast stations, corporate in-house production facilities, advertising agencies, and cable television providers.

Further segment information is presented in Note 9 to these Consolidated Financial Statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Basis of Presentation

     The consolidated financial statements include the accounts of Daisytek International Corporation and its subsidiaries and the accounts of companies acquired in business combinations accounted for under 1) the purchase method from their respective acquisition dates, and 2) the pooling of interests method, giving retroactive effect for all periods presented. All significant intercompany transactions are eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Reclassifications

     Certain prior year data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows.

Revenue Recognition

     The Company recognizes product revenue upon shipment of product to customers and provides for estimated returns and allowances. The Company permits its customers to return defective products (many of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. The Company offers terms to its customers that it believes are standard for its industries. PFS service fee revenues are recognized at the time the service is provided to its client.

Inventories

     Inventories (merchandise held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market.

     Inventories held and owned by the Company's PFS subsidiary relate to product fulfillment and logistics services provided for third parties, and are presented separately in the consolidated balance sheet as certain of these distribution agreements generally allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by the Company under these contracts are generally higher than the Company would normally carry in its core wholesale business.

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years.

Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired is amortized on a straight-line basis over 20 to 40 years. The related amortization expense for each of the fiscal years 1999, 1998 and 1997 was approximately $0.7 million, $0.3 million, and $0.2 million, respectively. Accumulated amortization as of March 31, 1999 and 1998 was approximately $1.7 million and $0.9 million, respectively.

Other Asset

     The Other Asset reflects a receivable from a client of PFS. During fiscal 1999, PFS entered into a long-term contractual agreement whereby PFS finances certain inventory of the client. PFS warehouses this inventory and distributes it upon the sale to third parties by the client, who controls the disposition of this inventory. In connection with this agreement, PFS charges the client an asset

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


management fee.

Foreign Currency Translation and Transactions

     For the Company's Canadian and Australian subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. In addition, the Company periodically enters into foreign exchange contracts in order to hedge the Company's net investment in, and its intercompany payable balance (of a long-term investment nature) applicable to its Canadian and Australian subsidiaries. The Company had the following forward currency exchange contracts outstanding as of March 31, 1999:

       CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE               EXPIRATION
       -------------            -------------------           -------------               ----------
    Canadian Dollars               $9.7 million          Sell Canadian Dollars            May 1999
    Australian Dollars             $5.8 million          Sell Australian Dollars          April 1999
    Australian Dollars             $1.3 million          Sell Australian Dollars          August 1999

     As of March 31, 1999, the Company had incurred net unrealized losses of approximately $184,000 on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, and Australian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     For the Company's Mexican, Singaporean and European subsidiaries, the U.S. dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably inventory, and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense, which relate to assets, which are translated at historical rates. The gains and losses from foreign currency transactions and translation related to these subsidiaries are included in net income and have not been material.

Cumulative Effect of Accounting Change

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") requiring these costs to be accounted for as period expenses. The Company has elected early adoption of this pronouncement effective April 1, 1998, and, accordingly, recorded a cumulative effect charge to income, net of income taxes, as of April 1, 1998, of $405,000. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for fiscal year 1999.

Net Income Per Common Share

     Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted net income per share is calculated by dividing net income by the weighted average common shares and share equivalents outstanding for each period. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding. The stock split discussed in Note 4 has been reflected in the net income per common share calculations for all periods presented.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 130 requires the presentation of comprehensive income and its components in the financial statements. SFAS No. 131 requires the disclosure of financial and descriptive information about reportable operating segments. Both SFAS No. 130 and 131 are modifications of existing disclosure requirements and will have no effect on the results of operations or financial condition of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. The Company presently utilizes derivative financial instruments only to hedge its net investments in certain of its foreign operations. SFAS No. 133 requires gains or losses on these financial instruments in other comprehensive income as a part of the cumulative translation adjustment. The Company is currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of these financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. Early adoption of the standard is allowed, however, the statement cannot be applied retroactively to financial statements of prior periods.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       BUSINESS COMBINATIONS

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

     During January 1998, the Company purchased all of the common stock of Steadi-Systems. Steadi-Systems is an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. The acquisition of Steadi-Systems was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. This resulted in cost in excess of fair value at date of acquisition of approximately $10.4 million which is being amortized on a straight-line basis over 25 years.
Pro forma results of operations have not been presented because the effects of the acquisition were not significant. The Company recorded a one-time acquisition integration charge related to the completion of transition, integration and merger activities, of about $0.7 million, or approximately $0.03 per diluted share, net of income taxes, in the Company's fourth financial quarter ended March 31, 1998. Steadi-Systems was acquired using cash of approximately $6.3 million during fiscal year 1998. Not included in this amount were contingent cash payment arrangements payable if certain events occurred. During May 1998, these events occurred and the Company incurred approximately $2.9 million in additional costs for the acquisition of Steadi-Systems and recorded the amount as an additional cost in excess of net assets acquired.

     During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 974,864 shares of Company common stock for all of The Tape Company's common stock. The Tape Company is a Chicago, Illinois-based independent distributor of professional grade audio and video media products. In fiscal year 1999, the Company recorded $1.1 million, or approximately $0.04 per diluted share, net of income taxes, in acquisition related costs related to this transaction. Proforma data for fiscal year ended March 31, 1999, is as follows (in thousands, except per share data):

               Historical net income.........................      $  18,783
                    Proforma adjustments:
                    Provision for income taxes...............           (291)
                    Acquisition related costs, net of tax....            246
                                                                   ---------
               Proforma net income...........................      $  18,738
                                                                   =========
               Proforma net income per share:
                    Basic....................................      $    1.10
                    Diluted..................................      $    1.05

     Pro forma adjustments for fiscal year 1999 include: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure. (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Restated and previously reported revenue, net income, pro forma net income and weighted average common share and common share equivalents outstanding are as follows (in thousands, except per share data):

                                                                  Fiscal Year Ended March 31, 1998
                                                        -------------------------------------------------
                                                          Daisytek -
                                                          Previously          The Tape         Daisytek -
                                                           Reported            Company          Restated
                                                        ------------       ------------      ------------
        Net sales................................       $    757,027       $     43,085      $    800,112
        Net income...............................       $     16,160       $      1,356      $     17,516
        Net income per common share:
              Basic..............................       $       1.19                         $       1.20
              Diluted............................       $       1.13                         $       1.14

     Pro forma data:
        Net income...............................       $     16,160       $      1,356      $     17,516
        Pro forma adjustment for income taxes....                 --               (431)             (431)
                                                        ------------       ------------      ------------
        Pro forma net income.....................       $     16,160       $        925      $     17,085
                                                        ============       ============      ============
        Pro forma net income per common share:
              Basic..............................       $       1.19                         $       1.17
              Diluted............................       $       1.13                         $       1.12

        Weighted average common and common
          share equivalents outstanding:
              Basic..............................             13,566                               14,541
              Diluted............................             14,343                               15,318

                                                                 Fiscal Year Ended March 31, 1997
                                                        -------------------------------------------------
                                                          Daisytek -
                                                          Previously          The Tape         Daisytek -
                                                           Reported            Company          Restated
                                                        ------------       ------------      ------------
         Net sales...............................       $    603,814       $     35,697      $    639,511
         Net income..............................       $     13,367       $      2,547      $     15,914
         Net income per common share:
              Basic..............................       $       1.03                         $       1.14
              Diluted............................       $       0.97                         $       1.08

      Pro forma data:
         Net income..............................       $     13,367       $      2,547      $     15,914
         Pro forma adjustment for income taxes...                 --               (907)             (907)
                                                        ------------       ------------      ------------
         Pro forma net income....................       $     13,367       $      1,640      $     15,007
                                                        ============       ============      ============
         Pro forma net income per common share:
              Basic..............................       $       1.03                         $       1.08
              Diluted............................       $       0.97                         $       1.01

         Weighted average common and common
           share equivalents outstanding:
              Basic..............................             12,934                               13,909
              Diluted............................             13,826                               14,801

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

     In March 1999, the Company purchased the professional tape division of VTP, a Glendale, California-based distributor of professional-grade audio and video media and professional hardware products for approximately $13.5 million. In addition, the Company sold certain assets of its professional hardware division to VTP for approximately $4.7 million. The net cash consideration paid by the Company for these transactions was approximately $8.8 million. The acquisition of VTP was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. This resulted in costs in excess of fair value of approximately $11.9 million, which is being amortized over 25 years. Proforma results of operations have not been presented because the effects of the acquisition and disposition were not significant. In connection with this transaction, the Company recorded a $2.8 million one-time charge relating to the disposition of its hardware division. The components of the $2.8 million charge include: a) reserves for lease exit costs of approximately $1.4 million; b) reserves for loss on realizability and disposition of assets of $0.8 million; and c) employee and other exit costs of approximately $0.6 million.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.       DEBT:

     Debt as of March 31, 1999 and 1998 is as follows (dollars in thousands):

                                                                                           March 31,
                                                                                   --------------------------
                                                                                      1999            1998
                                                                                   ----------      ----------
Revolving line of credit with commercial banks, interest (weighted average rate of 6.1% at March 31, 1999) at the Company's option at the prime rate of a bank (7.75% at March 31, 1999) or the Eurodollar rate plus
     0.625% to 1.125% (5.8% at March 31, 1999), due December 31, 2000...........   $   29,800      $       --

Revolving line of credit with commercial bank, interest at the Australian Bank
     Bill Rate plus 0.75% or the Australian bank's overnight rate plus
     0.75% (5.6% at March 31, 1999), due December 31, 2000......................         4,778           4,410

Revolving line of credit with commercial bank, interest (weighted average rate of 6.0% at March 31, 1999) at the Canadian bank's cost of funds plus 0.65%
     (6.0% at March 31, 1999) or the Canadian bank's prime rate
     (6.5% at March 31, 1999), due December 31, 2000............................         8,126           8,101

Revolving line of credit with commercial bank, interest payable monthly at the
     Federal Funds rate plus 2%, due October 31, 1998, and secured by a
     blanket lien on all assets of The Tape Company and affiliates..............            --           2,161

Term loan with commercial bank, payable monthly at a rate of $25 plus interest at 7.65%, due October 31, 2002 and secured by a blanket lien
     on all assets of The Tape Company and affiliates...........................           --           1,400

Note payable to individual, payable monthly at a rate of $41 including
     interest at a rate of 6.66%, due July 25, 2007.............................           --           3,413

Notes payable and obligations under capital leases for warehouse equipment, computer equipment, office furniture, fixtures and transportation equipment, interest at varying rates ranging from 6.5% to 8.0%, with
     lease terms varying from three to five years...............................          463             441
                                                                                   ----------      ----------

        Long-term debt..........................................................       43,167          19,926

Less:  Current portion of long-term debt........................................         (146)         (3,010)
                                                                                   ----------      ----------

        Long-term debt, less current portion....................................   $   43,021      $   16,916
                                                                                   ==========      ==========

     The Company has an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended on March 29, 1999, has a maximum borrowing availability of $85.0 million and expires on December 31, 2000. Availability under the Facility is based upon amounts of eligible accounts receivable and inventory, as defined. As of March 31, 1999, the Company had borrowed $29.8 million, leaving $55.2 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 0.625% to 1.125% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. This Facility is part of the Company's integrated cash management system

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $7.5 million (Australian), or approximately $4.8 million (U.S.) at March 31, 1999. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility. As of March 31, 1999, there was no unused availability under the Australian Facility.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $9.9 million (U.S.) at March 31, 1999. The Company had borrowed approximately $8.1 million (U.S.), leaving approximately $1.8 million (U.S.) available under the Canadian Facility at March 31, 1999. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     In conjunction with the business combination with The Tape Company, certain debt of The Tape Company, including the term loan with commercial bank due October 31, 2002, and the note payable to individual due July 25, 2007, were paid in full by the Company and were retired.

     The Company is a party to a number of non-cancelable capital lease agreements involving warehouse equipment, computer equipment, and office furniture and fixtures. The Company's property held under capital leases, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $436,000, net of accumulated amortization of approximately $2.1 million at March 31, 1999, and approximately $284,000 net of accumulated amortization of approximately $2.5 million at March 31, 1998.

     Annual maturities of long-term debt and capital leases are as follows (in thousands):

               Fiscal year ended March 31,
                 2000..........................................................     $       146
                 2001..........................................................          42,811
                 2002..........................................................              70
                 2003..........................................................              74
                 2004..........................................................              66
                 Thereafter....................................................              --
                                                                                    -----------
                         Total.................................................     $    43,167
                                                                                    ===========

4.        STOCK OPTIONS AND SHAREHOLDERS' EQUITY:

Public Offerings

     During March 1998, the Company completed a secondary offering of 3,300,000 shares, consisting of 2,300,000 shares offered by the Company, and 1,000,000 shares offered by a principal and selling shareholder.

Preferred Stock

     The Company has authorized the issuance of up to 1,000,000 shares of preferred stock, par value $1.00 per share, none of which is issued or outstanding at March 31, 1999 and 1998.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Stock Split

     In February 1998, the Company's Board of Directors approved a two for one stock split which provided each holder of common stock to receive one additional share for each share held. The stock split was effected in the form of a stock dividend on March 2, 1998. The consolidated financial statements and the notes thereto have been adjusted to reflect this stock split on a retroactive basis for all periods presented.

Stock Options

     At March 31, 1999 and 1998, the Company had stock option compensation plans and a non-employee Director stock option plan, which are described below. The Company may also, from time to time, issue non-qualified options outside these plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation cost has been recognized for stock-based compensation awards. Pro forma net income and earnings per share assuming compensation cost for the Company had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," are as follows (dollars in thousands, except per share data):

                                                                              FISCAL YEARS ENDED MARCH 31,
                                                                         --------------------------------------
                                                                           1999         1998             1997
                                                                         -------       -------         --------
             Net income:
               As reported...........................................    $18,783       $17,516         $ 15,914
               Pro forma.............................................    $14,169       $15,992         $ 13,830
             Earnings per share:
               Basic:
                  As reported........................................    $  1.10       $  1.20         $   1.14
                  Pro forma..........................................    $  0.83       $  1.10         $   1.07
               Diluted
                  As reported........................................    $  1.06       $  1.14         $   1.08
                  Pro forma..........................................    $  0.80       $  1.04         $   1.00

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal year 1997: no dividends, expected volatility ranging between 39.25% and 39.50%; risk-free interest rate ranging between 5.9% and 6.6%; and expected life of 6 years. The following assumptions were used for grants during the fiscal year 1998: no dividends, expected volatility ranging between 40.97% and 41.40%; risk-free interest rate ranging between 5.6% and 6.8%; and expected life of 6 years. The following assumptions were used for grants during the fiscal year 1999: no dividends, expected volatility ranging between 41.42% and 47.92%; risk-free interest rate ranging between 4.6% and 5.5%; and expected life of 6 years.

     In January 1989, the Company established an employee stock option plan (the "Plan") in which shares of common stock are reserved for the granting of options at an amount not less than market price, as determined by the Board of Directors, at the date of grant. There were no options available at March 31, 1999 and 1998 to be granted under the Plan.

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

     The exercise price of incentive stock options granted under the 1994 Plan may not be less than the fair market value at the date of the grant. The exercise price of nonqualified stock options granted under the 1994 Plan is determined by the option committee of the Board of Directors. As of March 31, 1999 and 1998, 166,772 and 100,974 options, respectively, remain to be granted in the future under the 1994 Plan.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During fiscal year 1997, the Company adopted the Non-Employee Director Stock Option and Retainer Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan authorizes the Company to grant nonqualified common stock options to non-employee directors at the fair market value of the Company's common stock on the date of grant. The options vest over a three-year period starting on the date of grant. The maximum number of shares which may be granted under the Non-Employee Director Plan is 100,000 shares, subject to adjustments for certain changes in the shares issued and outstanding as described in the plan. As of March 31, 1999 and 1998 there were 10,956 and 7,440 options, respectively, granted under the Non-Employee Director Plan.

     During fiscal year 1999, the Company adopted the 1998 Amended and Restated Stock Option Plan (the "1998 Plan"). The 1998 Plan amends, restates and replaces the Company's 1997 Employee Stock Option Plan (the "1997 Plan") and all options outstanding under the 1997 Plan are deemed outstanding under the 1998 Plan. The 1998 Plan authorizes the Company to grant options to select officers, directors and other key employees of the Company. The 1998 Plan provides for the granting to employees of both incentive stock options and nonqualified stock options. The maximum number of shares of common stock for which options may be granted is 4,000,000, subject to adjustments for certain changes in the shares issued and outstanding as described in the 1998 Plan.

     The exercise price of incentive stock options granted under the 1998 Plan may not be less than the fair market value of the Company's stock at the date of the grant. In the case of an individual then owning more than 10% of the total combined voting power of the Company, the exercise price may not be less than 110% of the fair market value of the Company's stock at the date of the grant. As of March 31, 1999 and 1998, 1,318,912 and 3,864,942 options, respectively, remain to be granted in the future under the 1998 Plan.

     During fiscal years 1999, 1998 and 1997, the Company granted options to certain employees pursuant to its employee stock option plans. In addition to the options under such plans, the Company granted options to certain key employees, executives and directors to purchase 181,826 shares of common stock in fiscal year 1998, and 110,000 shares of common stock in fiscal year 1997. These options were granted at the fair market value at the date of the grant and become exercisable over a three-year period starting on the date of the grant.

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

     The following table summarizes stock option activity for the three years in the period ended March 31, 1999.

                                                                           PRICE PER         WEIGHTED AVERAGE
                                                         SHARES              SHARE            EXERCISE PRICE
                                                        ---------        ---------------     ----------------
        Outstanding, March 31, 1996................     1,437,988        $ 0.64--$  9.75        $   4.58
          Granted..................................       678,228        $16.25--$ 20.00        $  16.54
          Exercised................................      (315,796)       $ 0.64--$  9.75        $   2.45
          Canceled.................................       (93,482)       $ 3.80--$ 16.25        $  13.27
                                                        ---------
        Outstanding, March 31, 1997................     1,706,938        $ 0.64--$ 20.00        $   9.25
          Granted..................................     1,341,650        $12.50--$ 22.44        $  12.91
          Exercised................................      (616,326)       $ 0.64--$ 16.25        $   2.76
          Canceled.................................      (706,288)       $ 9.75--$ 20.00        $  15.97
                                                        ---------
        Outstanding, March 31, 1998................     1,725,974        $ 0.64--$ 22.44        $  11.66
          Granted..................................     2,773,892        $12.88--$ 22.88        $  15.68
          Exercised................................      (223,953)       $ 0.64--$ 17.38        $   7.18
          Canceled.................................      (291,844)       $ 9.75--$ 22.88        $  16.41
                                                        ---------
        Outstanding, March 31, 1999................     3,984,069        $ 2.65--$ 22.88        $  14.37
                                                        =========

     The weighted average fair values of options granted during each of the years ended March 31, 1999, 1998 and 1997, were $7.93, $7.02 and $8.08, respectively. As of March 31, 1999, 1998 and 1997, 413,766, 234,531 and

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


682,543, respectively, of options outstanding were exercisable. The remaining options will become exercisable over the next three to five years based on vesting percentages.

     The following table summarizes information about the Company's stock options outstanding at March 31, 1999:

                                OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
    ---------------------------------------------------------------------------   ------------------------------------
                                                WEIGHTED
                                                 AVERAGE            WEIGHTED                              WEIGHTED
       RANGE OF           OUTSTANDING AS OF     REMAINING            AVERAGE      EXERCISABLE AS OF        AVERAGE
    EXERCISE PRICES        MARCH 31, 1999    CONTRACTUAL LIFE    EXERCISE PRICE    MARCH 31, 1999       EXERCISE PRICE
    ---------------        --------------    ----------------    --------------   -----------------     --------------
    $ 2.29--$ 9.14                5,793             3.0                $  2.65           5,793             $  2.65
    $ 9.15--$11.44              276,642             6.1                $  9.75         276,642             $  9.75
    $11.45--$13.73            2,898,704             9.1                $ 12.74         128,633             $ 12.50
    $13.74--$16.01               84,000            10.0                $ 15.41              --             $   --
    $16.02--$18.30               11,704             8.4                $ 17.10           1,954             $ 16.25
    $18.31--$20.58               17,000             9.4                $ 19.00              --             $   --
    $20.59--$22.88              690,226             9.2                $ 22.86             744             $ 22.44


5.       SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                   FISCAL YEARS ENDED MARCH 31,
                                                           -------------------------------------------
                                                             1999              1998             1997
                                                           --------          --------         --------
         Cash paid during the period for:
            Interest..............................         $  2,718          $  2,762         $  1,830
            Income taxes..........................         $ 14,607          $  5,416         $  6,411
         Fixed assets acquired under capital
              leases..............................         $    347          $     84         $     --
         Acquisitions of businesses:
            Fair value of net assets acquired.....         $ 20,585          $  6,322         $  4,163
            Stock issued..........................               --                --             (791)
                                                           --------          --------         --------
              Net cash paid for acquisition.......         $ 20,585          $  6,322         $  3,372
                                                           ========          ========         ========

     In July 1997 (prior to the merger with the Company), The Tape Company repurchased 100% of the stock held by one of its shareholders. The shareholder received cash of $0.8 million and an installment note for $3.6 million payable in over 10 years. In conjunction with the business combination with The Tape Company, the Company paid the installment note in full.

6.       RELATED PARTY TRANSACTIONS AND RELATIONSHIPS:


     The Company has made various loans to its President, and a Senior Vice President. These loans accrue interest at the Company's effective borrowing rate (6.0% at March 31, 1999 and 6.8% at March 31, 1998). The Company's note receivable (including accrued interest) from its President of approximately $485,000 and $459,000 as of March 31, 1999 and 1998, respectively, is due in one installment on April 1, 2001 and classified as non-current assets in the consolidated balance sheet. The Company's note receivable (including accrued interest) from a Senior Vice President as of March 31, 1999 and 1998 of approximately $199,000 and $186,000, respectively, is due in one installment on March 31, 2000, and is classified as accounts receivable in the accompanying consolidated balance sheet.

     The Company's PFS Europe subsidiary entered into an agreement in May 1999 to provide services to a company for which the Company has two executive officers serving on this company's board of directors.

7.       INCOME TAXES:

    Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, capitalization of inventory costs, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


purposes. A reconciliation of the difference between the expected income tax provision, before cumulative effect of accounting change, at the U.S. Federal statutory corporate tax rate of 35%, and the Company's effective tax rate is as follows (in thousands):

                                                                   FISCAL YEARS ENDED MARCH 31,
                                                        -----------------------------------------------
                                                          1999                1998               1997
                                                        --------            --------           --------
Provision computed at statutory rate...........         $ 10,854            $  9,695           $  8,521
Impact of foreign taxation at different rate...              538                 356                270
State income taxes, net of federal benefit.....              694                 520                426
Expenses not deductible for tax purposes.......              346                 149                104
Impact of acquired subchapter S corporation
  accounted for as a pooling of interests......             (291)               (431)              (907)
Change in valuation reserve....................             (203)                 48               (123)
Other..........................................             (115)               (152)               141
                                                        --------            --------           --------
     Provision for income taxes................         $ 11,823            $ 10,185           $  8,432
                                                        ========            ========           ========

     The consolidated income before taxes and cumulative effect of accounting change, by domestic and foreign entities, is as follows (in thousands):

                                                                  FISCAL YEARS ENDED MARCH 31,
                                                        -----------------------------------------------
                                                          1999                1998               1997
                                                        --------            --------           --------
Domestic.......................................         $ 24,879            $ 22,427           $ 21,390
Foreign........................................            6,132               5,274              2,956
                                                        --------            --------           --------
     Total.....................................         $ 31,011            $ 27,701           $ 24,346
                                                        ========            ========           ========

     The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                                  FISCAL YEARS ENDED MARCH 31,
                                                        -----------------------------------------------
                                                          1999                1998               1997
                                                        --------            --------           --------
Current
     Domestic..................................         $  9,857            $  5,141           $  6,317
     State.....................................            1,068                 800                655
     Foreign...................................            2,581               2,133              1,263
                                                        --------            --------           --------
         Total current.........................           13,506               8,074              8,235
                                                        --------            --------           --------
Deferred
     Domestic..................................           (1,683)              2,018                197
     Foreign...................................               --                  93                 --
                                                        --------            --------           --------
         Total deferred........................           (1,683)              2,111                197
                                                        --------            --------           --------
              Total............................         $ 11,823            $ 10,185           $  8,432
                                                        ========            ========           ========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The components of the deferred tax asset (liability) as of March 31, 1999 and 1998 are as follows (in thousands):

                                                                            MARCH 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Deferred tax asset:
  Allowance for doubtful accounts..........................        $    762       $    692
  Inventory................................................             595            434
  Reserves for disposition of business.....................             875             --
  Foreign net operating loss carryforwards.................           2,847          1,659
  Other....................................................             428            251
                                                                   --------       --------
                                                                      5,507          3,036
  Less--Valuation reserve..................................            (108)          (311)
                                                                   --------       --------
          Total deferred tax asset.........................           5,399          2,725
                                                                   --------       --------
Deferred tax liability:
  Property and equipment...................................            (393)          (413)
  Accounts receivable discount.............................          (1,557)        (2,077)
  Foreign inventory purchases..............................          (2,568)        (1,257)
  Other....................................................            (744)          (524)
                                                                   --------       --------
          Total deferred liability.........................          (5,262)        (4,271)
                                                                   --------       --------
Deferred tax asset (liability), net........................        $    137       $ (1,546)
                                                                   ========       ========

     For financial reporting purposes, the tax benefit of cumulative temporary differences is recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not". Foreign net operating loss carryforwards relate primarily to taxable losses of the Company's Mexico and Singapore subsidiaries. These loss carryforwards begin to expire in fiscal year 2005. As of March 31, 1999 and 1998, a valuation allowance was recorded due to uncertainties regarding the Company's utilization of its Mexico subsidiary's net tax asset. No valuation allowance has been established for net operating loss carryforwards that are related to the Company's Singapore subsidiary due to projected income in future periods.

8.       COMMITMENTS AND CONTINGENCIES:

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

        2000.....................................................   $   6,379
        2001.....................................................       5,792
        2002.....................................................       3,730
        2003.....................................................       1,698
        2004.....................................................       1,547
        Thereafter...............................................       5,430
                                                                    ---------
                Total............................................   $  24,576
                                                                    =========

     Total rental expense under operating leases approximated $5.8 million, $4.2 million and $3.4 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

     Although the Company carries products and accessories supplied by numerous vendors, the Company's net sales from products manufactured by its ten largest suppliers were approximately 60%, 66% and 70% of total net sales during fiscal years 1999, 1998 and 1997, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Certain of these agreements require minimum annual purchases. Total minimum purchase

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


requirements for fiscal year 2000 approximate $50 million. Additionally, many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow-moving inventory in exchange for other products. Certain of the Company's suppliers also provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's published marketing tools and other related costs.

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

9.       SEGMENT AND GEOGRAPHIC INFORMATION:

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information." The Company is organized primarily on the basis of business segments and geographic locations. The Company operates in four reportable business segments: (1) U.S. Computer Supplies, (2) International Computer Supplies, (3) Professional Tape Products, and (4) PFS. The Company's reportable segments are strategic business units that offer different products and services or have significant volume of business conducted internationally. They are managed separately based on the fundamental differences in their operations or geographic location. The accounting policies of the segments are the same as those described in Note 1 other than the presentation of PFS net sales, which is discussed below. Segment information excludes intersegment net sales. No single customer accounted for more than 10% of the Company's annual net sales for the fiscal years ended March 31, 1999, 1998 and 1997. Included in the International Computer Supplies segment are operations in Canada, Mexico, Australia, Singapore and export sales from the U.S. The following tables set forth information as to the Company's reportable segments for fiscal year ended March 31:

                                         U.S.         International    Professional
                                       Computer          Computer           Tape
                                       Supplies          Supplies         Products       PFS        Total
                                       --------       -------------    ------------    -------     --------
1999
Net sales..................            $480,932          $233,728        $102,784      $12,633     $830,077
Operating contribution.....              20,657             9,088           4,383        3,591       37,719
Assets.....................             123,527            76,583          48,295       67,474      315,879


1998
Net sales..................            $526,268          $176,568         $57,040      $ 5,634     $765,510
Operating contribution.....              20,611             7,456           1,778        1,725       31,570
Assets.....................             145,968            54,508          36,864       20,505      257,845


1997
Net sales..................            $472,019          $121,303         $35,697      $ 1,674     $630,693
Operating contribution.....              17,060             5,424           2,857          852       26,193
Assets.....................             124,564            35,515           9,938       15,209      185,226

     The Company's U.S. Computer Supplies segment includes certain expenses and assets that relate to other or all of the segments but are not allocated by management to the other segments. These expenses relate primarily to the Company's (i) centralized management information, warehouse and telephone systems, and (ii) executive, administrative, and other corporate costs. These assets primarily relate to the Company's centralized management information, warehouse and telephone systems and leasehold improvements on shared facilities.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Reconciliation of segment net sales to consolidated net sales is as follows:

                                                     Fiscal years ended March 31,
                                                  ----------------------------------
                                                    1999         1998        1997
                                                  --------     --------     --------
               Segment net sales ............     $830,077     $765,510     $630,693
               Adjustment for PFS ...........       78,553       34,602        8,818
                                                  --------     --------     --------
               Consolidated net sales .......     $908,630     $800,112     $639,511
                                                  ========     ========     ========

     In the table above, and for management purposes, PFS net sales is presented on a fee-equivalent basis. Fee-equivalent revenue is comprised of service fees earned for certain outsourcing services that PFS provides on a fee basis, plus gross profits that are recognized on other PFS contracts where accounting principles require PFS to recognize product revenue because PFS takes title to the inventory. Adjustment for PFS represents the adjustment to PFS net sales to recognize net sales under generally accepted accounting principles.

Reconciliation of segment operating contribution to consolidated income before taxes is as follows:

                                                                     Fiscal Years Ended March 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
               Segment operating contribution ..............     $ 37,719      $ 31,570      $ 26,193
               Loss on disposition of business(a) ..........       (2,800)         --            --
               Acquisition related costs(a) ................       (1,111)         (735)         --
               Interest expense ............................       (2,797)       (3,134)       (1,847)
                                                                 --------      --------      --------
               Consolidated income before income taxes .....     $ 31,011      $ 27,701      $ 24,346
                                                                 ========      ========      ========

(a)  These charges relate to the Professional Tape Products segment.

Geographic information                      Fiscal Years Ended March 31
                                        ----------------------------------
        Net sales:                        1999         1998         1997
                                        --------     --------     --------
               United States ......     $713,806     $671,670     $560,679
               Canada .............      100,192       76,623       53,235
               Other ..............       94,632       51,819       25,597
                                        --------     --------     --------
                                        $908,630     $800,112     $639,511
                                        ========     ========     ========

                                                    March 31,
                                        ---------------------------------
      Long-lived assets:                  1999         1998         1997
                                        -------      -------      -------
             United States ......       $55,937      $26,218      $14,039
             Canada .............         1,340          802          517
             Other ..............         4,150        3,641        3,892
                                        -------      -------      -------
                                        $61,427      $30,661      $18,448
                                        =======      =======      =======

     The Company also exports its products for sale throughout Latin America, Europe, the Far East, Africa and Australia. Total export sales to these geographic regions for fiscal years 1999, 1998 and 1997, included in United States sales in the preceding table, were approximately $60.2 million, $54.3 million, and $44.8 million, respectively.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.      EMPLOYEE SAVINGS PLAN:

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal year 1999, the Company matched 10% of employee contributions resulting in a charge against income of approximately $88,000. For fiscal year 1998, the Company matched 15% of employee contributions resulting in a charge against income of approximately $79,000. For fiscal year 1997, the Company matched 20% of employee contributions resulting in a charge against income of approximately $78,000.

11.      FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative financial instruments outstanding as of March 31, 1999 and 1998, consisted of forward foreign currency exchange contracts used to hedge the Company's net investment in, and its intercompany payable balances applicable to its Canadian and Australian subsidiaries (See Note 1). The fair values of these contracts based on fiscal year-end exchange rates, excluding related income taxes, were net losses of approximately $184,000 at March 31, 1999, and net gains of approximately $420,000 at March 31, 1998.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12.      QUARTERLY DATA (UNAUDITED):

     Summarized quarterly financial data for fiscal years 1999 and 1998 are as follows (dollars in thousands, except per share data). Financial data for the 1998 fiscal year has been restated for pooling of interests to combine the results of operations of Daisytek and The Tape Company. See Note 2 of these Consolidated Financial Statements. Financial data for the first three quarters of fiscal year 1999 has been restated for the early adoption of SOP 98-5, as discussed in Note 1 of these Consolidated Financial Statements.

                                                                         FISCAL YEAR 1999
                                                   ---------------------------------------------------------------
                                                     4TH QTR.         3RD QTR.          2ND QTR.         1ST QTR.
                                                   -----------      -----------       -----------      -----------
Net sales.................................         $   240,383      $   225,507       $   220,151      $   222,589

Gross profit..............................         $    28,331      $    26,786       $    26,723      $    26,527
     Gross profit margin..................               11.8%            11.9%             12.1%            11.9%

SG&A expenses.............................         $    18,898      $    17,803       $    17,145      $    16,802
     Percent of net sales.................                7.9%             7.9%              7.8%             7.5%

Acquisition related costs.................         $       379      $       197       $       130      $       405
     Percent of net sales.................                0.2%             0.1%              0.1%             0.2%

Loss on disposition of business...........         $     2,800               --                --               --
     Percent of net sales.................                1.2%

Income from operations....................         $     6,254      $     8,786       $     9,448      $     9,320
     Operating margin.....................                2.6%             3.9%              4.3%             4.2%

Income before cumulative effect of
   accounting change......................         $     3,488      $     4,981       $     5,281      $     5,438
     Percent of net sales.................                1.5%             2.2%              2.4%             2.4%

Net income................................         $     3,488      $     4,981       $     5,281      $     5,033
     Net margin...........................                1.5%             2.2%              2.4%             2.3%

Income before cumulative effect of accounting
   change per common share:
         Basic............................         $      0.20      $      0.29       $      0.31      $      0.32
         Diluted..........................         $      0.19      $      0.28       $      0.30      $      0.31

Net income per common share:
         Basic............................         $      0.20      $      0.29       $      0.31      $      0.30
         Diluted..........................         $      0.19      $      0.28       $      0.30      $      0.28

                                                                           FISCAL YEAR 1998
                                                   ---------------------------------------------------------------
                                                     4TH QTR.         3RD QTR.          2ND QTR.         1ST QTR.
                                                   -----------      -----------       -----------      -----------
Net sales.................................         $   229,500      $   197,775       $   190,060      $   182,777

Gross profit..............................         $    26,227      $    21,368       $    20,326      $    19,623
     Gross profit margin..................               11.4%            10.8%             10.7%            10.7%

SG&A expenses.............................         $    16,717      $    13,641       $    13,094      $    12,522
     Percent of net sales.................                7.3%             6.9%              6.9%             6.9%

Acquisition related costs.................         $       735      $        --       $        --      $        --
     Percent of net sales.................                0.3%               --                --               --

Income from operations....................         $     8,775      $     7,727       $     7,232      $     7,101
     Operating margin.....................                3.8%             3.9%              3.8%             3.9%

Net income................................         $     4,845      $     4,424       $     4,147      $     4,100
     Net margin...........................                2.1%             2.2%              2.2%             2.2%

Net income per common and
     common equivalent share
         Basic............................         $      0.33      $      0.30       $      0.28      $      0.29
         Diluted..........................         $      0.31      $      0.29       $      0.27      $      0.27

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below are the names, ages and positions of the directors and executive officers of the Company.

                         NAME                   AGE                      POSITION
             ---------------------------      -------    ----------------------------------------
             David A. Heap..............         55      Chairman of the Board
             Mark C. Layton.............         39      President, Chief Executive Officer, Chief Operating
                                                         Officer and Director
             Christopher Yates..........         44      Senior Vice President-- Business Development and
                                                         Director
             James R. Powell............         38      Senior Vice President-- Sales and Marketing and
                                                         Director
             Steven Graham..............         47      Senior Vice President-- Information Technologies,
                                                         Chief Information Officer
             Peter D. Wharf.............         40      Vice President-- International Operations
             Suzanne Garrett............         34      Vice President
             Thomas J. Madden...........         37      Vice President-- Finance, Chief Financial Officer,
                                                         Chief Accounting Officer and Treasurer
             John D. Kearney............         45      Vice President-- Corporate Development
             Harvey H. Achatz...........         58      Vice President-- Administration and Secretary
             James R. Reilly............         40      Director
             Timothy M. Murray..........         47      Director
             Peter P. J. Vikanis........         48      Director

     DAVID A. HEAP has served as Chairman of the Board since 1982, as Chief Executive Officer from 1982 until his retirement in April 1997 and as President from 1982 to 1990. From 1970 to 1985, Mr. Heap served as Chairman of ISA International plc (and its predecessors) ("ISA"), a now publicly traded company he founded in England in 1970. Since 1998, Mr. Heap has served as Chairman and Chief Executive Officer of ISA. ISA is a distributor of computer supplies in Western Europe.

     MARK C. LAYTON has served as President, Chief Executive Officer and Chief Operating Officer since April 1997 and as a Director since 1988. Mr. Layton served as President, Chief Operating Officer and Chief Financial Officer from 1993 to April 1997, as Executive Vice President from 1990 to 1993 and as Vice President -- Operations from 1988 to 1990. Prior to joining the Company, Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988 specializing in wholesale and retail distribution and technology. Mr. Layton also serves as a Director of ISA and uBid, Inc., an Internet auction company.

     CHRISTOPHER YATES was appointed Senior Vice President -- Business Development in February 1996, with primary responsibility for the PFS segment, and served as Vice President -- Business Development from November 1995 to February 1996, as a Director of the Company since February 1995, as Vice President -- Marketing from January 1994 to November 1995, as Vice President -- Sales from 1988 to 1994 and in various other sales capacities for the Company since 1982. Prior to joining the Company, Mr. Yates served in various sales capacities for ISA.

     JAMES R. POWELL has served as a Director and Senior Vice President -- Sales and Marketing since 1996, with primary responsibility for the U.S. Computer Supplies segment. Mr. Powell served as Vice President -- Sales from 1992 to 1996 and in various other sales capacities from 1988 to 1992. Prior to joining the Company, Mr. Powell was engaged in various sales and marketing activities.

     STEVEN GRAHAM has served as Senior Vice President of Information Technologies and Chief Information Officer since 1996. Prior to joining the Company, Mr. Graham was employed by Ingram Micro, a major microcomputer distributor. Mr. Graham has over 24 years of experience in the information-technology field.

     PETER D. WHARF has served as Vice President -- International Operations since February 1996. Mr. Wharf has primary responsibility for the International Computer Supplies segment. Mr. Wharf joined the Company in 1992 and has served in various export and international sales capacities since such time. Prior to joining the Company, Mr. Wharf served in various sales capacities for ISA.

     SUZANNE GARRETT serves as a Vice President with primary responsibilities for the Professional Tape Products segment and has served as Vice President of Product Management and Marketing, director of product management, marketing manager, and new-products manager for the U.S. Computer Supplies segment. Prior to joining the Company in 1991, Ms. Garrett served as an account executive for United Media.

     THOMAS J. MADDEN has served as Chief Financial Officer since July 1997. In addition, Mr. Madden also serves as Vice President -- Finance, Treasurer and as Chief Accounting Officer, positions he has held since November 1994, March 1994 and 1992, respectively. From 1992 to 1994 he also served as Controller. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.

     JOHN D. KEARNEY joined Daisytek as Vice President -- Corporate Development in March of 1999. From January 1998 to March 1999, he served as Vice President of Corporate Development for F. Y. I. Incorporated. Mr. Kearney has significant experience in investment banking, having served as Managing Director of Corporate Finance at Rauscher Pierce Refsnes Inc. from July 1995 to December 1997, and Senior Vice President of Corporate Finance at Raymond James & Associates from September 1991 to July 1995.

     HARVEY H. ACHATZ serves as Vice President -- Administration and Secretary, positions he has held since 1993 and 1984, respectively. Mr. Achatz served as Vice President -- Finance from 1985 to 1993, as Controller from 1981 to 1985 and as a Director from 1984 to 1990.

     JAMES F. REILLY was appointed a Director of the Company in October 1998. Mr. Reilly has served as Managing Director of the Technology Group at Warburg Dillon Read LLC ("Warburg Dillon Read") since April 1998. Warburg Dillon Read is a global investment banking firm and provides financial advisory services to Daisytek. Through Warburg Dillon Read, Mr. Reilly has been an advisor to Daisytek since 1994. Mr. Reilly has served in various senior management positions at Warburg Dillon Read and its predecessor companies since joining the firm in 1983.

     TIMOTHY M. MURRAY has served as a Director of the Company since 1991. Mr. Murray is a Principal of William Blair & Company, L.L.C., an investment banking firm he joined in 1979. Mr. Murray is also a director of MedE America Corporation and several privately held corporations.

     PETER P. J. VIKANIS has served as a Director of the Company since 1996. Mr. Vikanis served as Chief Operating Officer of ISA from 1991 to 1995, as a director of ISA from 1979 to 1995, and also served in various management capacities at ISA from 1971 to 1991. Mr. Vikanis presently serves as a non-Executive Director of ISA.

     Pursuant to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. Class I consists of Messrs. Powell and Yates whose terms will expire at the annual meeting of stockholders in 2001. Class II consists of Messrs. Murray and Layton whose terms will expire at the annual meeting of stockholders in 1999. Messrs. Murray and Layton have been nominated by the Board for election at the 1999 annual meeting. Class III consists of Messrs. Heap, Reilly and Vikanis whose terms will expire at the annual meeting of stockholders in 2000.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and to each of the four most highly compensated executive officers for services rendered during fiscal years ended March 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                              ------------
                                                                                NUMBER OF
                                              ANNUAL COMPENSATION              SECURITIES
                                   -------------------------------------       UNDERLYING         ALL OTHER
NAME AND PRINCIPLE POSITION        YEAR          SALARY          BONUS           OPTIONS       COMPENSATION (1)
-----------------------------      ----         --------        --------      ------------     ----------------
David A. Heap...............       1999         $200,000        $ 87,580         36,250             $1,332
   Chairman                        1998          250,000         201,897        151,554             4,951
                                   1997          385,000         222,900         85,728             5,970

Mark C. Layton..............       1999          337,819         175,160        412,080            18,063
   President, Chief Executive      1998          319,599         269,196        122,836             9,731
     and Operating Officer         1997          299,013         222,900         69,832             8,458

Christopher Yates...........       1999          263,361          57,803        222,026             9,534
   Senior Vice President -         1998          248,454          88,835         84,742             6,088
     Business Development          1997          232,200          73,557         41,120             5,004

Steven Graham...............       1999          200,950          57,803        186,302             9,489
   Senior Vice President -         1998          189,491          88,835         60,000            37,829
     Information Technologies      1997           78,268          32,439         50,000             5,610
     and Chief Information
     Officer

James R. Powell.............       1999          184,690          57,803        185,134             4,320
   Senior Vice President -         1998          175,037          88,835         76,116             3,015
     Sales and Marketing           1997          163,652          73,557         42,660             3,715

--------------------
(1) Represents compensation in respect of one or more of the following: personal use of Company automobiles; life insurance premiums paid by the Company for the benefit of the name executive officer; tax return preparation services paid by the Company; personal travel expenses and relocation costs.

     The following table sets forth information with respect to grants of stock options during the year ended March 31, 1999 to the named executive officers reflected in the Summary Compensation Table:

                        OPTION GRANTS IN FISCAL YEAR 1999

                                            INDIVIDUAL GRANTS
                            ----------------------------------------------------
                                         % OF TOTAL                                POTENTIAL REALIZABLE VALUE
                             NUMBER OF     OPTIONS                                   AT ASSUMED ANNUAL RATES
                            SECURITIES   GRANTED TO                                OF STOCK PRICE APPRECIATION
                            UNDERLYING    EMPLOYEES      EXERCISE                     FOR OPTION TERMS (2)
                              OPTIONS     IN FISCAL      PRICE PER    EXPIRATION   ---------------------------
         NAME                 GRANTED        YEAR          SHARE       DATE (1)          5%           10%
-----------------------     ----------   ----------      ---------    ----------   ------------  -------------
David A. Heap..........        36,250         1.3%       $ 22.88        6-18-08     $  521,491  $ 1,321,561

Mark C. Layton.........       360,000        13.0%         12.88       12-15-08      2,914,927    7,386,996
                               52,080         1.9%         22.88        6-18-08        749,221    1,898,673

Christopher Yates......       180,000         6.5%         12.88       12-15-08      1,457,463    3,693,498
                               42,026         1.5%         22.88        6-18-08        604,585    1,532,136

Steven Graham..........       150,000         5.4%         12.88       12-15-08      1,214,553    3,077,915
                               36,302         1.3%         22.88        6-18-08        522,239    1,323,457

James R. Powell........       150,000         5.4%         12.88       12-15-08      1,214,553    3,077,915
                               35,134         1.3%         22.88        6-18-08        505,436    1,280,875

------------------

(1) Options expiring in June 2008 are subject to a three year cumulative vesting schedule and options expiring in December 2008 are subject to a four or five year cumulative vesting schedule.
(2) These are hypothetical values using assumed annual rates of stock price appreciation as prescribed by the rules of the Securities and Exchange Commission.

     The following table sets forth information concerning the aggregate stock option exercises during the fiscal year ended March 31, 1999 and stock option values as of the end of fiscal year 1999 for unexercised stock options held by each of the named executive officers:

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                        AND FISCAL YEAR END OPTION VALUES

                                                               NUMBER OF
                             NUMBER OF                    SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                              SHARES                       UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                             ACQUIRED                      AT FISCAL YEAR END            AT FISCAL YEAR END (1)
                                ON         VALUE       ---------------------------    -----------------------------
         NAME                EXERCISE    RECEIVED(2)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
-----------------------      --------     ---------    -----------   -------------    -----------     -------------
David A. Heap..........            --    $       --      98,399         165,071        $ 613,977        $  531,387
Mark C. Layton.........            --            --      66,060         516,490          403,491         1,780,691
Christopher Yates......            --            --      52,987         294,057          329,330           972,128
Steven Graham..........            --            --       9,000         237,302           37,125           772,875
James R. Powell .......        25,421       315,650          --         249,833               --           829,383


------------------
(1) Calculated by determining the difference between $16 5/8 (the last sale price of the Common Stock on March 31, 1999 as reported by the Nasdaq National Market) and the exercise price of the shares of Common Stock underlying the options.
(2) Calculated by determining the difference between the last sale price of the Common Stock on the date of exercise as reported by the Nasdaq National Market and the exercise price.

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

     The Non-Employee Director Plan is a formula grant plan pursuant to which each non-employee director receives options to purchase shares of Common Stock as of the date of each annual meeting of stockholders. The number of options to be issued under the Non-Employee Director Plan will increase each year based on the percentage increase, if any, in the Company's earnings before taxes ("EBT") for such fiscal year over the Company's previously reported EBT for the immediately preceding fiscal year. No options will be issued, however, under the Non-Employee Director Plan with respect to any fiscal year in which the company's EBT does not equal or exceed the Company's projected EBT for such year, nor will any options be issued to any non-employee director who does not attend at least 75% of all Board (and committee) meetings held during such fiscal year. Under the terms of the Non-Employee Director Plan, during fiscal year 1999 and related to fiscal year 1998 performance, each of the Company's non-employee directors received options to purchase 2,998 shares of Common Stock at an exercise price of $21 1/8 (the fair market value on the date of grant) as of the date of the 1999 Annual Meeting. Under the terms of the Non-Employee Director Plan, no options will be issued in respect of fiscal 1999.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee of the Company's Board of Directors are Timothy M. Murray and James R. Reilly who are non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 11, 1999, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and executive officers of the Company individually, (iii) the Directors and executive officers of the Company as a group and (iv) the Selling Stockholder. The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.


                                                                     NUMBER
                NAME AND ADDRESS OF BENEFICIAL OWNER                OF SHARES         PERCENT (1)
                -------------------------------------            -------------      -------------
                David A. Heap(2)..........................          2,259,072             13.2%
                  500 North Central Expressway
                  Plano, Texas 75074
                Amvescap Plc (3)..........................          1,816,529             10.6%
                  11 Devonshire Square
                  London, England  EC2M 4YR
                Robert Fleming Inc. (4)...................          1,323,707              7.7%
                  320 Park Avenue, 11th & 12th Floors
                  New York, New York 10022
                T Rowe Price Associates, Inc. (5).........          1,000,100              5.8%
                  100 East Pratt Street
                  Baltimore, MD  21202
                Mark C. Layton (6)........................            325,226              1.9%
                Christopher Yates (7).....................             83,647                *
                Harvey H. Achatz (8)......................             63,109                *
                James R. Powell (9).......................             29,150                *
                Steven Graham (10)........................             33,000                *
                Thomas J. Madden (11).....................             82,757                *
                James F. Reilly...........................              6,765                *
                Timothy M. Murray (12)....................             82,605                *
                Peter P.J. Vikanis (13)...................              8,551                *
                Suzanne Garrett (14)......................             24,305                *
                Peter D. Wharf (15).......................             37,541                *
                John D. Kearney (16)......................                 --               --
                All directors and executive officers
                  as a group (13 persons) (17)............          3,035,728             17.7%

----------
* Represents less than 1%

     (1) This table is based on 17,166,814 shares of Common Stock outstanding on June 11, 1999.

     (2) Includes outstanding options to purchase 151,443 shares of Common Stock, which are fully vested and exercisable. Does not include 1,800 shares held by Mr. Heap's spouse as custodian for minor children as to which beneficial ownership is disclaimed, and options to purchase 112,027 shares of Common Stock which are not vested or exercisable. Of the shares owned of record by Mr. Heap, 2,068,491 are pledged to a financial institution to secure indebtedness owing by Mr. Heap to such institution.

     (3) Based upon a Schedule 13G/A dated March 10, 1999 filed by Amvescap Plc, as parent holding company of Avz, Inc., AIM Management Group, Inc., Amvescap Group Services Inc., Invesco, Inc., and Invesco North American Holdings Inc., reporting beneficial ownership and shared voting and dispositive power as of December 31, 1998.

     (4) Based upon a Schedule 13G/A dated February 10, 1999 filed by Robert Fleming Inc. reporting beneficial ownership and shared voting and dispositive power as of December 31, 1998.

     (5) Based upon a Schedule 13-G dated February 12, 1999, these shares are owned as of December 31, 1998, by various individual and institutional investors, including T. Rowe Price New Horizons Fund, which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

     (6) Includes outstanding options to purchase 109,052 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 473,498 shares of Common Stock, which are not vested or exercisable.

     (7) Includes outstanding options to purchase 82,647 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 264,397 shares of Common Stock, which are not vested or exercisable.

     (8) Includes outstanding options to purchase 7,331 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 12,533 shares of Common Stock, which are not vested or exercisable.

     (9) Includes outstanding options to purchase 29,150 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 220,683 shares of Common Stock, which are not vested or exercisable.

     (10) Includes outstanding options to purchase 30,000 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 216,302 shares of Common Stock, which are not vested or exercisable.

     (11) Includes outstanding options to purchase 59,581 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 216,155 shares of Common Stock, which are not vested or exercisable.

     (12) Includes outstanding options to purchase 2,240 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 5,238 shares of Common Stock, which are not vested or exercisable.

     (13) Includes outstanding options to purchase 2,240 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 5,238 shares of Common Stock, which are not vested or exercisable.

     (14) Includes outstanding options to purchase 24,305 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 128,153 shares of Common Stock, which are not vested or exercisable.

     (15) Includes outstanding options to purchase 37,341 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 205,636 shares of Common Stock, which are not vested or exercisable.

     (16) Does not include outstanding options to purchase 40,000 shares of common stock which are not vested or exercisable.

     (17) Includes outstanding options to purchase 535,330 shares of Common Stock, which are fully vested and exercisable. Does not include outstanding options to purchase 1,899,860 shares of Common Stock which are not vested or exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CERTAIN TRANSACTIONS

     During fiscal year 1999, the Company had loans outstanding in varying amounts to Messrs. Layton and Powell in order to provide such persons with the funds necessary to satisfy various personal obligations and for other purposes. The largest amount owing by such persons during fiscal year 1999 was $485,476 and $198,881, respectively. As of March 31, 1999, Messrs. Layton and Powell were indebted to the Company in the amounts of $485,476 and $198,881, respectively. The indebtedness owing by Messrs. Layton and Powell accrues interest at the rate charged to the Company for working capital borrowings. Messrs. Layton's and Powell's indebtedness is due and payable in one installment on April 1, 2001 and March 31, 2000, respectively.

     During fiscal year 1999, Warburg Dillon Read LLC, an investment banking firm of which Mr. Reilly is a Managing Director, performed financial advisory and investment banking services for the Company, and the Company presently expects that such firm may continue to provide such services in the current fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

1.   Financial Statements

Report of Independent Public Accountants
Consolidated Balance Sheets as of March 31, 1999 and 1998
Consolidated Statements of Income for the Fiscal Years Ended March 31, 1999, 1998 and 1997
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

2.   Financial Statements Schedules

Report of Independent Public Accountants
Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3.       Exhibits

  Exhibit
    No.                                            Description of Exhibit
  -------                                          ----------------------
  3.1(5)      -            Amended and Restated Certificate of Incorporation of Daisytek International
                           Corporation.
  3.1.1(5)    -            Certificate of Amendment of Amended and Restated Certificate of Incorporation of
                           Daisytek International Corporation.
  3.2(1)      -            Amended and Restated By-laws of Daisytek International Corporation.
  3.3(12)     -            Certificate of Amendment of Amended and Restated Certificate of Incorporation of
                           Daisytek International Corporation
  10.1(2)     -            1994 Stock Option Plan of Daisytek International Corporation.
  10.2(5)     -            Non-Employee Director Stock Option and Retainer Plan.
  10.3(3)     -            Credit Agreement dated May 22, 1995, Daisytek, Incorporated, as Borrower, Daisytek
                           International Corporation and Borrower's Subsidiaries, as Guarantors, Texas Commerce
                           Bank National Association, as Agent, and Texas Commerce Bank National Association and
                           State Street Bank and Trust Company, as Lenders.
  10.4(6)     -            First Amendment to Credit Agreement dated April 15, 1996 between Daisytek,
                           Incorporated, as Borrower, Daisytek International Corporation and Borrower's
                           Subsidiaries, as Guarantors, and Texas Commerce Bank National Association and State
                           Street Bank and Trust Company, as Lenders.
  10.5(7)     -            Second Amendment to Credit Agreement dated November 14, 1996 between Daisytek,
                           Incorporated, as Borrower, Daisytek International Corporation and Borrower's
                           Subsidiaries, as Guarantors, and Texas Commerce Bank National Association, NBD Bank,
                           and State Street Bank and Trust Company, as Lenders.
  10.6(2)     -            Industrial Lease Agreement between Industrial Developments International, Inc. and
                           Daisytek, Incorporated, as amended.
  10.7(2)     -            Lease Agreement dated September 30, 1991 between AmWest Savings Association and
                           Daisytek, Incorporated, as amended.
  10.8(8)     -            U.S. Reseller Agreement dated March 10, 1997 between Hewlett-Packard  Company and
                           Daisytek, Incorporated, with Addendum.

  10.9(2)     -            Marketing Advantage Program Enrollment Agreement dated November 11, 1994 between
                           Federal Express Corporation and Daisytek, Incorporated.
  10.10(4)    -            Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek
                           International Corporation and David A. Heap.
  10.11(4)    -            Option to Purchase Shares of Common Stock dated May 9, 1995 between Daisytek
                           International Corporation and Mark C. Layton.
  10.12(4)    -            Second Amendment to Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Incorporated.
  10.13(4)    -            Sixth Modification to Lease Agreement dated November 30, 1995 between Atrium
                           Association, L.P. and Daisytek, Incorporated.
  10.14(8)    -            Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek
                           International Corporation and David A. Heap.
  10.15(8)    -            Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek
                           International Corporation and Steve Graham.
  10.16(8)    -            Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek
                           International Corporation and Peter Vikanis.
  10.17(8)    -            Option to Purchase Shares of Common Stock dated April 17, 1997 between Daisytek
                           International Corporation and Timothy Murray.
  10.18(9)    -            Third Amendment to Credit Agreement dated June 30, 1997 between Daisytek,
                           Incorporated, as Borrower, Daisytek International Corporation and Borrower's
                           Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First
                           National Bank of Chicago, and Texas Commerce Bank National Association, as Lenders.
  10.19(10)   -            Committed Credit Facility Agreement dated October 22, 1997 between Daisytek Australia
                           PTY LTD, as Borrower, Daisytek International Corporation and Daisytek, Inc., as
                           Guarantors, and The First National Bank of Chicago, as Lender.
  10.20(10)   -            Fourth Amendment to Credit Agreement dated December 11, 1997 between Daisytek,
                           Incorporated, as Borrower, Daisytek International Corporation and Borrower's
                           Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First
                           National Bank of Chicago, and Texas Commerce Bank National Association, as Lenders.
  10.21(10)   -            Revolving Credit and Foreign Exchange Facility Agreement dated December 31, 1997 between Daisytek (Canada) Inc., as Borrower, Daisytek, Inc., as Guarantor, and First
                           Chicago NBD Bank, Canada, as Lender.
  10.22(13)   -            Stock Purchase Agreement by and among the Stockholders of Steadi-Systems, Ltd.,
                           Daisytek, Incorporated and Daisytek International Corporation dated January 5, 1998.
  10.23(13)   -            Fifth Amendment to Credit Agreement dated February 13, 1998 between Daisytek,
                           Incorporated, as Borrower, Daisytek International Corporation and Borrower's
                           Subsidiaries, as Guarantors, and State Street Bank and Trust Company, The First
                           National Bank of Chicago, and Chase Bank of Texas, N.A., as Lenders.
  10.24(11)   -            Agreement and Plan of Merger Among Daisytek International Corporation, Daisytek,
                           Incorporated, TC Illinois Acquisition Corp., TC Michigan Acquisition  Corp., TC
                           Georgia Acquisition Corp., TC Ohio Acquisition Corp., TC Pennsylvania Acquisition
                           Corp., TC Texas Acquisition Corp., And TC Minnesota Acquisition Corp., The Tape
                           Company, Inc., An Illinois Corporation, The Tape Company, Inc., A Michigan
                           Corporation, The Tape Company, Inc., A Georgia Corporation, The Tape Company, Inc., An
                           Ohio Corporation, Tape Distributors, Inc., A Pennsylvania Corporation, Tape
                           Distributors Of Texas, Inc., A Texas Corporation, Tape Distributors Of Minnesota,
                           Inc., A Minnesota Corporation, Michael Cullen and Robert Daly.
  10.25(11)   -            Registration Rights Agreement by and among Daisytek International Corporation, a
                           Delaware corporation, Michael Cullen and Robert Daly, dated June 1, 1998.
  10.26(12)   -            1998 Amended and Restated Stock Option Plan of Daisytek International Corporation
  10.27(12)   -            Daisytek International Corporation 1998 Employee Stock Purchase Plan
  10.28(*)    -            Sixth Amendment to Credit Agreement dated March 29, 1999 between Daisytek,
                           Incorporated, as Borrower, Daisytek International Corporation and Borrower's
                           Subsidiaries, as Guarantors, and State Street Bank and Trust Company,
                           The First National Bank of Chicago, and Chase Bank of Texas, N.A., as Lenders.

  10.29(*)    -            Asset Purchase Agreement between Steadi-Systems, Ltd. and Videotape Products, Inc.
                           dated March 26, 1999
  21(*)       -            Subsidiaries of the Registrant.
  23(*)       -            Consents.
  27.1(*)     -            Financial Data Schedule for fiscal year ended March 31, 1999.
  27.2 (*)    -            Financial Data Schedule for fiscal year ended March 31, 1998.
  27.3 (*)    -            Financial Data Schedule for fiscal year ended March 31, 1997.

-------------------------------

(*)      Filed herewith.
(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.
(2) Incorporated by reference from Registration Statement on Form S-1 No. 33-86926.
(3)      Incorporated by reference from Current Report on Form 8-K dated May 22,
         1995.
(4) Incorporated by reference from Registration Statement on Form S-1 No. 33-99796.
(5) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1996 dated June 26, 1996.
(6) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 dated August 13, 1996.
(7) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1996 dated February 13, 1997.
(8) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997 dated June 27, 1997.
(9) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 dated August 14, 1997.
(10) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1997 dated February 17, 1998.
(11) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998 dated August 14, 1998.
(12) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998.
(13) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998 dated May 29, 1998.

     (b)  Reports on Form 8-K

          1. On May 5, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated May 5, 1998 announcing results for the fourth quarter and year ended March 31, 1998 results.
          2. On August 4, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated July 29, 1998 announcing results for the first quarter of fiscal year 1999.
          3. On November 4, 1998, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated October 28, 1998 announcing results for the second quarter of fiscal year 1999.
          4. On February 11, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 the Company's press release dated February 11, 1999 announcing results for the third quarter of fiscal year 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Daisytek International Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated May 5, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this Form 10-K is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP

Dallas, Texas,
May 5, 1999

                                                                     SCHEDULE II

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)




                                                                                ADDITIONS
                                                                        -------------------------
                                                          BALANCE AT    CHARGES TO     CHARGES TO                    BALANCE AT
                                                          BEGINNING      COST AND        OTHER                         END OF
                                                          OF PERIOD      EXPENSES       ACCOUNTS     DEDUCTIONS        PERIOD
                                                          ---------      --------       --------     ----------      ----------
Fiscal Year Ended March 31, 1997 (a):

    Allowance for doubtful accounts.............          $   1,758        1,660             --           (993)        $  2,425

    Income tax valuation allowance..............          $     386           --             --           (123)        $    263

Fiscal Year Ended March 31, 1998 (a):

    Allowance for doubtful accounts.............          $   2,425        2,016             --         (1,676)        $  2,765

    Income tax valuation allowance..............          $     263           48             --             --         $    311

Fiscal Year Ended March 31, 1999:

    Allowance for doubtful accounts.............          $   2,765        2,863             --         (2,771)        $  2,857

    Income tax valuation allowance..............          $     311           --             --           (203)        $    108

    Reserves for disposition
      of business...............................          $      --        2,800             --             --         $  2,800

--------------------
(a) Retroactively restated to combine the results of operations of Daisytek with The Tape Company, which was acquired by Daisytek during June 1998 and accounted for as a pooling of interests. (See Note 2 of Notes to Consolidated Financial Statements).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DAISYTEK INTERNATIONAL CORPORATION

                                     By: /s/ Thomas J. Madden
                                     Thomas J. Madden, Chief Financial Officer
                                     and Vice President - Finance

June 29, 1999

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

           Signature                                            Title                            Date
           ---------                                            -----                            ----
       /s/ David A. Heap                                  Chairman of the Board               June 29, 1999
       ------------------------
       David A. Heap

       /s/ Mark C. Layton                                 Chief Executive and Operating       June 29, 1999
       ------------------------                           Officer, President and Director
       Mark C. Layton                                     (principal executive officer)

       /s/ Thomas J. Madden                               Chief Financial Officer, Vice       June 29, 1999
       ------------------------                           President - Finance
       Thomas J. Madden                                   (principal financial and
                                                          accounting officer)

       /s/ Christopher Yates                              Director                            June 29, 1999
       ------------------------
       Christopher Yates

       /s/ James R. Powell                                Director                            June 29, 1999
       ------------------------
       James R. Powell

       /s/ Timothy M. Murray                              Director                            June 29, 1999
       ------------------------
       Timothy M. Murray

       /s/ James F. Reilly                                Director                            June 29, 1999
       ------------------------
       James F. Reilly

       /s/ Peter P. J. Vikanis                            Director                            June 29, 1999
       ------------------------
       Peter P. J. Vikanis

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  10.28(*)  -  Sixth Amendment to Credit Agreement dated March 29, 1999 between
               Daisytek, Incorporated, as Borrower, Daisytek International
               Corporation and Borrower's Subsidiaries, as Guarantors, and State
               Street Bank and Trust Company, The First National Bank of
               Chicago, and Chase Bank of Texas, N.A., as Lenders.
  10.29(*)  -  Asset Purchase Agreement between Steadi-Systems, Ltd. and
               Videotape Products, Inc. dated March 26, 1999
  21(*)     -  Subsidiaries of the Registrant.
  23(*)     -  Consents.
  27.1(*)   -  Financial Data Schedule for fiscal year ended March 31, 1999.
  27.2 (*)  -  Financial Data Schedule for fiscal year ended March 31, 1998.
  27.3 (*)  -  Financial Data Schedule for fiscal year ended March 31, 1997.