Form 10-Q
period 1999-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1999-08-16
CIK 887403

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      75-2421746
--------------------------------                  --------------------------
    (State of Incorporation)                      (I.R.S. Employer I.D. No.)

   500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                75074
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:       (972) 881-4700
                                                     ---------------------------

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

At August 6, 1999 there were 17,170,414 shares of registrant's common stock outstanding.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1999

                                     INDEX


PART I.     FINANCIAL INFORMATION                                                           PAGE NUMBER
                                                                                            -----------
      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                           March 31, 1999......................................................   3

                      Unaudited Interim Consolidated Statements of Income for the
                           Three Months Ended June 30, 1999 and 1998 ..........................   5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Three Months Ended June 30, 1999 and 1998...........................   6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..........................................................   7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................  11


PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ............................................  17


SIGNATURES            .........................................................................  18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS



                                                                                       June 30,       March 31,
                                                                                         1999            1999
                                                                                       --------       ---------
                                                                                      (unaudited)

CURRENT ASSETS:
    Cash                                                                              $    3,082     $    1,551
    Accounts receivable, net of allowance for doubtful accounts of.............
        $3,445 and $2,857 at June 30, 1999 and March 31, 1999, respectively....          142,831        139,864
    Inventories, net:
        Inventories, excluding Priority Fulfillment Services Division..........           85,284         77,557
        Inventories, Priority Fulfillment Services Division....................           26,851         30,361
    Prepaid expenses and other current assets..................................            3,643          4,982
    Deferred tax asset.........................................................              438            137
                                                                                      ----------     ----------
                  Total current assets.........................................          262,129        254,452
                                                                                      ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment..........................................           40,639         37,807
    Leasehold improvements.....................................................            2,312          2,399
                                                                                      ----------     ----------
                                                                                          42,951         40,206
    Less - Accumulated depreciation and amortization...........................          (21,840)       (20,296)
                                                                                      ----------     ----------
                  Net property and equipment...................................           21,111         19,910

OTHER ASSETS                                                                              12,233         12,070

EMPLOYEE RECEIVABLE............................................................              493            485

EXCESS OF COST OVER NET ASSETS ACQUIRED, net...................................           30,499         28,962
                                                                                      ----------     ----------

                  Total assets.................................................       $  326,465     $  315,879
                                                                                      ==========     ==========




                 The accompanying notes are an integral part of
                      these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                June 30,        March 31,
                                                                                  1999             1999
                                                                                --------        ---------
                                                                              (unaudited)

CURRENT LIABILITIES:
    Current portion of long-term debt...................................      $      116       $      146
    Trade accounts payable..............................................          93,826          103,179
    Accrued expenses....................................................          11,863           11,802
    Income taxes payable................................................           2,559              561
                                                                              ----------       ----------
                  Total current liabilities.............................         108,364          115,688
                                                                              ----------       ----------

LONG-TERM DEBT, less current portion....................................          56,322           43,021
                                                                              ----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at June 30, 1999 and March 31, 1999; none issued
        and outstanding.................................................              --               --
    Common stock, $0.01 par value; 30,000,000 shares
        authorized at June 30, 1999 and March 31, 1999;
        17,170,114 and 17,162,382 shares issued and
        outstanding at June 30, 1999 and March 31, 1999,
        respectively....................................................             172              172
    Additional paid-in capital..........................................          87,500           87,394
    Retained earnings...................................................          75,984           71,801
    Other comprehensive income..........................................          (1,877)          (2,197)
                                                                              ----------       ----------
                  Total shareholders' equity............................         161,779          157,170
                                                                              ----------       ----------

                  Total liabilities and shareholders' equity............      $  326,465       $  315,879
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

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

              UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   Three Months Ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                                 1999              1998
                                                                            ------------      ------------

Net sales.............................................................      $    233,237      $    222,589
Cost of sales.........................................................           205,971           196,062
                                                                            ------------      ------------
        Gross profit..................................................            27,266            26,527
Selling, general and administrative expenses..........................            19,288            16,802
Acquisition related costs.............................................               370               405
                                                                            ------------      ------------
        Income from operations........................................             7,608             9,320
Interest expense......................................................               750               852
                                                                            ------------      ------------
        Income before income taxes....................................             6,858             8,468
Provision for income taxes............................................             2,675             3,030
                                                                            ------------      ------------
        Income before cumulative effect of accounting change..........             4,183             5,438
Cumulative effect of accounting change, net of tax....................                --              (405)
                                                                            ------------      ------------
        Net income....................................................      $      4,183      $      5,033
                                                                            ============      ============

Net income per common share:
    Basic:
        Income before cumulative effect of accounting change..........      $       0.24      $       0.32
        Cumulative effect of accounting change, net of tax............      $         --      $      (0.02)
                                                                            ------------      -------------
        Net income....................................................      $       0.24      $       0.30
                                                                            ============      ============
    Diluted:
        Income before cumulative effect of accounting change..........      $       0.24      $       0.30
        Cumulative effect of accounting change, net of tax............      $         --      $      (0.02)
                                                                            ------------      ------------
        Net income....................................................      $       0.24      $       0.28
                                                                            ============      ============

Pro forma data (a):
    Historical net income.............................................      $      4,183      $      5,033
    Pro forma adjustments:
        Provision for income taxes....................................                --              (291)
        Acquisition costs, net of tax.................................                --               246
                                                                            ------------      ------------
    Pro forma net income..............................................      $      4,183      $      4,988
                                                                            ============      ============

Pro forma net income per common share:
    Basic.............................................................      $       0.24      $       0.29
    Diluted...........................................................      $       0.24      $       0.28

Weighted average common and common share equivalents outstanding:
              Basic...................................................            17,166            17,005
              Diluted.................................................            17,760            17,814

---------
(a) Pro forma data includes the following adjustments: (1) The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. The pro forma provision for income tax adjustment is provided to reflect income tax under a corporate tax structure. (2) Daisytek incurred various acquisition related accounting, legal and other costs applicable to the acquisition of The Tape Company. The pro forma adjustment for acquisition related costs, net of tax, excludes such costs from pro forma net income for the three months ended June 30, 1998.


             The accompanying notes are an integral part of these
                       interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                            --------------------------
                                                                                               1999             1998
                                                                                            ----------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................................           $    4,183       $  5,033
    Adjustments to reconcile net income to net cash used in operating activities --
       Depreciation and amortization.............................................                1,804          1,584
       Provision for doubtful accounts...........................................                  879            525
       Deferred income tax benefit...............................................                 (301)          (399)
       Changes in operating assets and liabilities --
           Accounts receivable...................................................               (3,034)        11,949
           Inventories, net......................................................               (2,979)       (26,690)
           Trade accounts payable and accrued expenses...........................              (10,007)        (2,217)
           Income taxes payable..................................................                2,000            721
           Prepaid expenses and other current assets.............................                1,456         (1,861)
                                                                                            ----------       --------
        Net cash used inoperating activities.....................................               (5,999)       (11,355)
                                                                                            ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..........................................               (2,612)        (1,807)
    Acquisitions of businesses, net of cash acquired.............................               (2,320)        (2,886)
    Advances to employees, net...................................................                  (32)           (29)
    Increase in other assets.....................................................                 (163)        (3,980)
                                                                                            ----------       --------
                Net cash used in investing activities............................               (5,127)        (8,702)
                                                                                            ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net..................................               12,901         22,863
    Payments on capital leases and notes payable.................................                  (59)        (4,971)
    Net proceeds from exercise of stock options..................................                  106          1,443
    Distributions to former shareholders of The Tape Company.....................                   --           (973)
                                                                                            ----------       --------
                Net cash provided by financing activities                                       12,948         18,362
                                                                                            ----------       --------
EFFECT OF EXCHANGE RATES ON CASH.................................................                 (291)           333
                                                                                            ----------       --------
NET INCREASE (DECREASE) IN CASH..................................................                1,531         (1,362)
CASH, beginning of period........................................................                1,551          2,087
                                                                                            ----------       --------
CASH, end of period..............................................................           $    3,082       $    725
                                                                                            ==========       ========




              The accompanying notes are an integral part of these
                       interim consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND BASIS OF PRESENTATION:

     Daisytek International Corporation (a Delaware corporation) and subsidiaries ("the Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer supplies") and professional-grade video and audio media products ("professional tape products"). Through its Priority Fulfillment Services subsidiaries ("PFSweb"), the Company is also a leading provider of end-to-end transaction management and e-commerce logistics business solutions. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia, Mexico and Singapore, sells products and services primarily in North America, as well as in Latin America, Australia, Singapore, the Pacific Rim, Europe and Africa.

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 1999, its results of operations and its results of cash flows for the three months ended June 30, 1999 and 1998. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

     The Interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on June 29, 1999 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Interim Unaudited Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

2.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                         Three Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                        1999            1998
                                                                     ---------        ---------
                  Cash paid during the period for:
                       Interest...............................       $     591        $    728
                       Income taxes...........................       $     402        $  2,177

3.       COMPREHENSIVE INCOME (IN THOUSANDS):

                                                                         Three Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------

       Net income.............................................        $  4,183        $  5,033
       Comprehensive income adjustments:
            Cumulative translation adjustment.................             320            (127)
                                                                      --------        --------
       Comprehensive income...................................        $  4,503        $  4,906
                                                                      ========        ========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



4.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the quarter. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options are considered dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                 1999             1998
                                                                              --------          --------

NUMERATOR:
   Income before cumulative effect of accounting change.........              $  4,183          $  5,438
   Cumulative effect of accounting change.......................                    --              (405)
                                                                              --------          --------
   Net income...................................................              $  4,183          $  5,033
                                                                              ========          ========


DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares....................................                17,166            17,005
   Effect of dilutive securities:
     Employee stock options.....................................                   594               809
                                                                              --------          --------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares and assumed conversions...
                                                                                17,760            17,814
                                                                              ========          ========

   Net income per common share:
     Basic:
       Income before cumulative effect of accounting change.....              $   0.24          $   0.32
       Cumulative effect of accounting change...................                    --             (0.02)
                                                                              --------          --------
       Net income...............................................              $   0.24          $   0.30
                                                                              ========          ========
     Diluted:
       Income before cumulative effect of accounting change.....              $   0.24          $   0.30
       Cumulative effect of accounting change...................                    --             (0.02)
                                                                              --------          --------
       Net income...............................................              $   0.24          $   0.28
                                                                              ========          ========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



5.  SEGMENT & GEOGRAPHIC INFORMATION:

    In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information." The Company operates in three reportable business segments: (1) Computer Supplies, (2) Professional Tape Products, and (3) PFSweb. The Company's reportable segments are strategic business units that offer different products and services and they are managed separately based on the fundamental differences in their operations. Segment information excludes intersegment net sales. No single customer accounted for more than 10% of the Company's net sales for the three month periods ended June 30, 1999 and 1998. The following tables set forth information as to the Company's reportable segments (in thousands):

                                                          Professional
                                             Computer         Tape
                                             Supplies       Products         PFSweb         Total
                                             --------     ------------       ------         -----

          Quarter ended June 30, 1999
          ---------------------------
          Net sales..................      $  178,076     $   22,561     $    5,005      $  205,642
          Operating contribution.....           5,641          1,679            658           7,978
          Assets at June 30, 1999....         206,574         49,946         69,945         326,465

          Quarter ended June 30, 1998
          ---------------------------
          Net sales..................      $  177,803     $   26,475     $    1,924      $  206,202
          Operating contribution.....           7,583          1,631            511           9,725
          Assets at March 31, 1999...         200,110         48,295         67,474         315,879

    The Company's Computer Supplies segment includes certain expenses and assets that relate to other or all of the segments but are not allocated by management to the other segments. These expenses relate primarily to the Company's (i) centralized management information, warehouse and telephone systems, and (ii) executive, administrative and other corporate costs. These assets primarily relate to the Company's centralized management information, warehouse and telephone systems and leasehold improvements on shared facilities.

    In the table above, and for management purposes, PFSweb net sales is presented on a fee-equivalent basis. Fee-equivalent revenue is comprised of service fees earned for certain outsourcing services that PFSweb provides on a fee basis, plus gross profits that are recognized on other PFSweb contracts where accounting principles require PFSweb to recognize product revenue because PFSweb takes title to the inventory. Adjustment for PFSweb represents the adjustment to PFSweb net sales to recognize net sales under generally accepted accounting principles. Reconciliation of segment net sales to consolidated net sales is as follows (in thousands):

                                                           Three months ended June 30,
                                                         -------------------------------
                                                              1999             1998
                                                         -------------    --------------

    Segment net sales.................................     $ 205,642         $ 206,202
    Adjustment for PFSweb.............................        27,595            16,387
                                                           ---------         ---------
    Consolidated net sales............................     $ 233,237         $ 222,589
                                                           =========         =========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



Reconciliation of segment operating contribution to consolidated income before taxes is as follows (in thousands):

                                                        Three months ended June 30,
                                                        ---------------------------
                                                            1999              1998
                                                          ---------         -------

    Segment operating contribution...................     $  7,978          $  9,725
    Acquisition related costs (a)....................          370               405
    Interest expense.................................          750               852
                                                          --------          --------
    Consolidated income before income taxes..........     $  6,858          $  8,468
                                                          ========          ========

(a)      These charges relate to the Professional Tape Products segment.

    Geographic information (in thousands):

                                                             Three months ended June 30,
                                                             ----------------------------
                                                                1999              1998
                                                             ----------         ---------
        Net sales:
              United States............................      $  173,059         $ 182,923
              Canada...................................          26,375            21,003
              Other....................................          33,803            18,663
                                                             ----------         ---------
                                                             $  233,237         $ 222,589
                                                             ==========         =========


                                                             June 30,           March 31,
                                                               1999               1999
                                                             --------           ---------
        Long-lived assets:
              United States............................      $ 58,106           $ 55,937
              Canada...................................         1,337              1,340
              Other....................................         4,893              4,150
                                                             --------           --------
                                                             $ 64,336           $ 61,427
                                                             ========           ========


6.    NEW ACCOUNTING STANDARDS:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated March 26, 1998, and the matters set forth in the Company's Report on Form 10-K filed on June 29, 1999, which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign).

BUSINESS STRATEGY

     Daisytek is a low cost distributor and outsourcing services provider. The Company bases its continued growth on the following strategies:

     1) Capitalize on e-commerce and outsourcing trends through expansion of its PFSweb operations.

     2) Focus on the growing computer supplies and professional tape industries in the U.S. and international markets.

     3) Seek acquisitions to supplement growth in the Company's computer supplies business, professional tape business, and fulfillment service business or to add selected product lines.

     Through its PFSweb business, the Company utilizes its core strengths in distribution and telemarketing to provide clients with end-to-end transaction management and e-commerce logistics solutions on an international basis. Services include sales and order processing, call center management, product warehousing with real-time inventory management, customized packaging, product fulfillment and transaction management accounting. The Company offers e-commerce outsourcing solutions for companies to conduct sales over the Internet by providing the infrastructure needed to support web-based activity. The PFSweb segment of the Company's business strategy offers the Company the potential for higher margins because it is primarily service fee-based.

     The Company's Computer Supplies segment specializes in computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. The Company believes that the demand for these products remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products the Company distributes. Continuing automation of the workplace and the growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. The Company offers these products to its U.S. customers using value-added services such as next-business-day delivery, the latest order cutoff times in the industry, order confirmation, product drop-shipping, and customized product catalogs. The Company plans to expand sales to existing customers, including those in the contract stationer and value-added reseller channels. The Company is also focusing on new distribution channels such as mass merchants, grocery and convenience stores and direct mail marketers.

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

     The Company began its Professional Tape Products segment in 1998, and has grown this division primarily through acquisitions. This segment operates as a distributor of media products to the film, entertainment and multimedia industries. The distribution sector of this industry in the U.S. is highly fragmented and regionally focused. The Company's acquisition strategy has been to acquire businesses which the Company believes can benefit from Daisytek's core competencies in telemarketing and distribution management to create efficiencies and provide value-added services to the customer base. The Company believes it is nearing the end of its acquisition activity in the U.S., though it will continue to evaluate acquisition opportunities in certain international markets. Acquired businesses have been integrated to create economies of scale. The Company believes this integration effort will allow it to maintain the strong gross margins earned in this segment, while at the same time reducing the SG&A costs as a percentage of sales, and, thus, increasing profit margins.

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

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 1999 AND 1998.

         Net Sales. Net sales for the three months ended June 30, 1999 were $233.2 million as compared to $222.6 million for the three months ended June 30, 1998, an increase of $10.6 million, or 4.8%. Computer Supplies net sales increased slightly in the quarter ended June 30, 1999, compared to the same period in fiscal year 1999. Sales in the international computer supplies operations increased 27.4% in the quarter ended June 30, 1999, compared to the same prior year period primarily due to market share growth and higher industry growth rates in the international markets, such as Canada, Latin America, Australia and the Far East. This increase was offset by a decrease of 10.7% in the net sales of the U.S. computer supplies operations for the quarter ended June 30, 1999, compared to the same period in fiscal year 1999, due primarily to a reduction in business with large office superstores, partially offset by increased activity with the contract stationers and grocery, drug and mass merchant channels. PFSweb net sales increased during the first quarter of fiscal year 2000 compared to the same period in fiscal year 1999 as a result of higher sales volumes of products under master distribution outsourcing contracts. PFSweb also experienced increases in its service fee-based activity as a result of new contracts and expansion of existing contracts. Professional Tape Products sales decreased 14.8% in the first quarter of fiscal year 2000 compared to the same period in fiscal year 1999 due primarily to price degradation in certain product lines.

         Gross Profit. The Company's gross profit as a percent of net sales was 11.7% for the three months ended June 30, 1999 as compared to 11.9% for the three months ended June 30, 1998. The decrease in the Company's gross profit as a percentage of net sales was primarily due to a lower overall gross profit percentage in the international computer supplies business partially offset by a reduction in lower gross margin U.S. superstore business and increased PFSweb service fee business, which generates higher gross margins. The decline in the international computer supplies business gross margin percentage was caused by large revenue growth in Hewlett Packard commodity line products and new international retail business, both of which typically carry lower margins. The Company believes that these trends may continue and could potentially have a negative impact on gross margins during the remainder of fiscal year 2000. In addition, the Company expects that competitive pressures in the U.S. computer supplies operations may negatively impact gross margins during the remainder of fiscal year 2000.

         SG&A Expenses. SG&A expenses for the three months ended June 30, 1999 were $19.3 million, or 8.3% of net sales, as compared to $16.8 million, or 7.5% of net sales, for the three months ended June 30, 1998, excluding acquisition related costs in each period. The increase in SG&A expenses as a percentage of net sales for the first quarter of fiscal year 2000 was due primarily to (i) a reduction in net sales with lower SG&A expense ratios to large office superstores, and (ii) the investments in resources and technology to further develop the PFSweb Division.

         Acquisition Related Costs. During the quarter ended June 30, 1999, the Company recorded costs of approximately $0.4 million applicable to transition, integration and merger activities within its Professional Tape Division. During this same quarter in fiscal year 1999, Daisytek incurred various acquisition costs of $0.4 million related to accounting, legal and other costs applicable to the acquisition of The Tape Company.

         Interest Expense. Interest expense for the three months ended June 30, 1999 was $0.8 million as compared to $0.9 million for the three months ended June 30, 1998. Interest expense was lower during the three months ended June 30, 1999 primarily due to lower interest rates in the first quarter of fiscal year 2000 compared to the same quarter in fiscal year 1999. The weighted average interest rate was 6.0% and 6.7% during the three months ended June 30, 1999 and 1998, respectively.

         Income Taxes. The Company's effective tax rate increased to 39.0% for the three months ended June 30, 1999, as compared to 35.8% for the three months ended June 30, 1998. The increase was primarily due to the first quarter of fiscal year 1999 income taxes being impacted by pooling of interests with The Tape Company. Prior to its acquisition by the Company, The Tape Company included a business unit organized as a subchapter S corporation, whereby income taxes were paid individually by the owners. On a pro forma basis, excluding the impact of The Tape Company's subchapter S corporation status prior to the June 1998 merger, the Company's effective tax rate during the first quarter of fiscal year 1999 would have been approximately 39.2%.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the three months ended June 30, 1999, net cash of $12.9 million was provided by financing activities, compared to net cash provided by financing activities of $18.4 million for the three months ended June 30, 1998. Cash provided by financing activities was generated primarily from proceeds from revolving lines of credit during the three months ended June 30, 1999 and 1998. In conjunction with the Professional Tape Products segment's business combination, certain acquired debt of The Tape Company was paid in full by the Company during the three months ended June 30, 1998. Included in cash flows from financing activities for the three months ended June 30, 1998 are distributions made to former shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company, which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 2000, primarily to support the Company's growth.

     Net cash used in operating activities for the three months ended June 30, 1999 and 1998, was $6.0 million and $11.4 million, respectively. Working capital increased to $153.8 million at June 30, 1999 from $138.8 million at March 31, 1999. This increase of $15.0 million was primarily attributable to 1) product sourcing in the Computers Supplies segment becoming increasingly impacted by suppliers' programs, which provide increased incentives to purchase higher levels of inventory with more prompt payment terms; 2) increased working capital requirements applicable to certain PFSweb clients; and 3) increased days sales outstanding in accounts receivable due to continued customer consolidation with large national accounts, which has led to slower than previously experienced pay characteristics.

     Funds used for investing activities during the three months ended June 30, 1999 and 1998 included primarily costs to acquire professional tape products businesses and capital expenditures. During June 1999, the Company purchased assets of a regional professional tape business for approximately $2.2 million. Capital expenditures were approximately $2.6 million and $1.8 million during the three months ended June 30, 1999 and 1998, respectively. These capital expenditures consisted primarily of additions to upgrade the Company's management information systems and general expansion of its facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 2000 will be approximately $12 million to $15 million.

     The Company's unsecured revolving lines of credit provide for borrowings up to approximately $102 million. At June 30, 1999, there were outstanding balances on the lines of credit totalling $56.0 million, leaving approximately $46 million available for additional borrowings. In addition, the Company has a promissory note agreement with a bank, which allows the Company to borrow up to a maximum of $10.0 million. The Company has no borrowings outstanding under this promissory note agreement at June 30, 1999.

     The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding as of June 30, 1999:

       CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE               EXPIRATION
       -------------            -------------------           -------------               ----------

     Canadian Dollars              $12.3 million          Sell Canadian Dollars          November 1999
    Australian Dollars             $1.3 million          Sell Australian Dollars          August 1999
    Australian Dollars             $6.7 million          Sell Australian Dollars         October 1999

     As of June 30, 1999, the Company had incurred unrealized losses of approximately $0.3 million on the outstanding Australian forward exchange contracts and an unrealized gain of $0.1 million on the outstanding Canadian forward exchange contract. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     In the future, the Company may attempt to acquire other businesses to expand its existing computer supplies and professional tape businesses in the U.S. or internationally, expand its product line similar to the Company's entry into the Professional Tape products segment and expand its services or capabilities in connection with its efforts to grow its PFSweb business. The Company currently has no binding agreements to acquire any such businesses. Should the Company be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the Company's outstanding balances on its revolving lines of credit which amounted to $56.0 million at June 30, 1999. The interest rates on the revolving lines of credit float with the market. A 50 basis point movement in interest rates would result in an increase or decrease in interest expense of approximately $280,000 annualized, based on the outstanding balances of the revolving lines of credit at June 30, 1999.

    The Company's foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars, and Singapore Dollars. The Company's international sales and purchases are generally U.S. Dollar based, except in Canada and Australia. In order to mitigate foreign currency rate risk, the Company periodically enters into foreign currency forward contracts to hedge the net investments and long-term intercompany payable balances applicable to its Canadian and Australian subsidiaries. The Company had three outstanding foreign currency forward contracts at June 30, 1999. If the foreign exchanges rates of the Canadian and Australian currencies fluctuate 10% from the June 30, 1999 rates, gains or losses in fair value on the three outstanding contracts would be $2.4 million.

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

    During the three months ended June 30, 1999, the Company incurred approximately $0.1 million of expenses related to Y2K. In total, the Company's assessment and remediation of Y2K has a budget of approximately $0.8 million, which includes both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not separately tracked. Funding for Y2K expenses will be generated from on-going operations and available borrowings under the Company's revolving line of credit facilities.

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

    Certain of PFS's product fulfillment and distribution service agreements provide that PFSweb own the related inventory, some of which also allow for the third party to manage the levels of inventory held by the Company. As a result, the levels of inventory held by PFSweb under these contracts are generally higher than the Company would normally carry in its wholesale distribution businesses.

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

    The seasonality of the Company's PFSweb business is dependent upon the seasonality of the customers' products which PFSweb distributes or provides services for. Accordingly, management must rely upon the projections of its PFSweb customers in assessing quarterly variability.

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

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS


            10 Asset Purchase Agreement between The Tape Company, Inc. and Stage 4 Productions, Inc. (D/B/A Producers Tape Service/All Media, Inc.) dated June 18, 1999

            27.1            Financial Data Schedule for the three months ended
                            June 30, 1999

            27.2 Financial Data Schedule for the three months ended June 30, 1998

    b) Reports on Form 8-K:

                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 16, 1999




                              DAISYTEK  INTERNATIONAL CORPORATION

                              By: /s/ Thomas J. Madden
                                 -----------------------------------------------
                                  Thomas J. Madden
                                  Chief Financial Officer,
                                  Chief Accounting Officer,
                                  Vice President - Finance

                               INDEX TO EXHIBITS



  EXHIBIT
   NUMBER                          DESCRIPTION
  -------                          -----------

      10            Asset Purchase Agreement between The Tape Company, Inc. and Stage 4 Productions,
                    Inc. (D/B/A Producers Tape Service/All Media, Inc.) dated June 18, 1999

      27.1          Financial Data Schedule for the three months ended June 30, 1999

      27.2          Financial Data Schedule for the three months ended June 30, 1998