Form 10-Q
period 1999-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 1999-11-15
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          75-2421746
------------------------                          ---------------------------
(State of Incorporation)                          (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                    75074
-----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:      (972) 881-4700
                                                     ------------------------

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


At November 8, 1999 there were 17,173,952 shares of registrant's common stock outstanding.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                      INDEX



PART I.     FINANCIAL INFORMATION                                                            PAGE NUMBER
                                                                                             -----------
      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of September 30, 1999 (unaudited)
                           and March 31, 1999..................................................   3

                      Unaudited Interim Consolidated Statements of Income for the
                           Three and Six Months Ended September 30, 1999 and 1998 .............   5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Six Months Ended September 30, 1999 and 1998........................   6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..........................................................   7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................  12


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..........................  21

      Item 6.     Exhibits and Reports on Form 8-K ............................................  21


SIGNATURES        .............................................................................  23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS


                                                                           September 30,       March 31,
                                                                               1999              1999
                                                                           ------------      ------------
                                                                           (unaudited)
CURRENT ASSETS:
    Cash .............................................................     $      2,590      $      1,551
    Accounts receivable, net of allowance for doubtful accounts of
        $6,949 and $2,857 at September 30, 1999 and
        March 31, 1999, respectively .................................          149,800           139,864
    Inventories, net .................................................          120,867           107,918
    Prepaid expenses and other current assets ........................            5,768             4,982
    Deferred tax asset ...............................................            2,087               137
                                                                           ------------      ------------
                  Total current assets ...............................          281,112           254,452
                                                                           ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment ................................           42,070            37,807
    Leasehold improvements ...........................................            4,959             2,399
                                                                           ------------      ------------
                                                                                 47,029            40,206
    Less - Accumulated depreciation and amortization .................          (23,515)          (20,296)
                                                                           ------------      ------------
                  Net property and equipment .........................           23,514            19,910

OTHER ASSETS .........................................................           12,414            12,070

EMPLOYEE RECEIVABLE ..................................................              501               485

EXCESS OF COST OVER NET ASSETS ACQUIRED, net .........................           30,097            28,962
                                                                           ------------      ------------

                  Total assets .......................................     $    347,638      $    315,879
                                                                           ============      ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           September 30,       March 31,
                                                                                1999             1999
                                                                           ------------      ------------
                                                                           (unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt ................................     $         82      $        146
    Trade accounts payable ...........................................          100,905           103,179
    Accrued expenses .................................................           13,113            12,363
                                                                           ------------      ------------
                  Total current liabilities ..........................          114,100           115,688
                                                                           ------------      ------------

LONG-TERM DEBT, less current portion .................................           71,103            43,021
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at September 30, 1999 and March 31, 1999; none issued
        and outstanding ..............................................               --                --
    Common stock, $0.01 par value; 30,000,000 shares
        authorized at September 30, 1999 and March 31, 1999;
        17,171,452 and 17,162,382 shares issued and
        outstanding at September 30, 1999 and March 31, 1999,
        respectively .................................................              172               172
    Additional paid-in capital .......................................           87,702            87,394
    Retained earnings ................................................           76,936            71,801
    Deferred compensation ............................................             (176)               --
    Other comprehensive income .......................................           (2,199)           (2,197)
                                                                           ------------      ------------
                  Total shareholders' equity .........................          162,435           157,170
                                                                           ------------      ------------

                  Total liabilities and shareholders' equity .........     $    347,638      $    315,879
                                                                           ============      ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

               UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Three Months Ended              Six Months Ended
                                                                            September  30,                 September 30,
                                                                    ----------------------------   ----------------------------
                                                                        1999            1998           1999            1998
                                                                    ------------    ------------   ------------    ------------
Net sales .......................................................   $    246,689    $    220,151   $    479,926    $    442,740
Cost of sales ...................................................        220,762         193,428        426,733         389,490
                                                                    ------------    ------------   ------------    ------------
        Gross profit ............................................         25,927          26,723         53,193          53,250
Selling, general and administrative expenses ....................         24,098          17,145         43,386          33,947
Acquisition related costs .......................................            249             130            619             535
Reversal of loss on disposition of business .....................         (1,000)             --         (1,000)             --
                                                                    ------------    ------------   ------------    ------------
        Income from operations ..................................          2,580           9,448         10,188          18,768
Interest expense ................................................          1,020             789          1,770           1,641
                                                                    ------------    ------------   ------------    ------------
        Income before income taxes ..............................          1,560           8,659          8,418          17,127
Provision for income taxes ......................................            608           3,378          3,283           6,408
                                                                    ------------    ------------   ------------    ------------
        Income before cumulative effect of accounting change ....            952           5,281          5,135          10,719
Cumulative effect of accounting change, net of tax ..............             --              --             --            (405)
                                                                    ------------    ------------   ------------    ------------
        Net income ..............................................   $        952    $      5,281   $      5,135    $     10,314
                                                                    ============    ============   ============    ============
Net income per common share:
     Basic:
       Income before cumulative effect of accounting change .....   $       0.06    $       0.31   $       0.30    $       0.62
       Cumulative effect of accounting change, net of tax .......             --              --             --           (0.02)
                                                                    ------------    ------------   ------------    ------------
       Net income ...............................................   $       0.06    $       0.31   $       0.30    $       0.60
                                                                    ============    ============   ============    ============
     Diluted:
       Income before cumulative effect of accounting change .....   $       0.05    $       0.30   $       0.29    $       0.60
       Cumulative effect of accounting change, net of tax .......             --              --             --           (0.02)
                                                                    ------------    ------------   ------------    ------------
       Net income ...............................................   $       0.05    $       0.30   $       0.29    $       0.58
                                                                    ============    ============   ============    ============

Weighted average common and
  common share equivalents outstanding:
       Basic ....................................................         17,171          17,105         17,168          17,055
       Diluted ..................................................         17,365          17,723         17,581          17,769



                 The accompanying notes are an integral part of
                     these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          Six Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                         1999            1998
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................   $      5,135    $     10,314
    Adjustments to reconcile net income to net cash used
     in operating activities --
       Depreciation and amortization ............................          4,020           3,176
       Provision for doubtful accounts ..........................          5,354           1,073
       Deferred stock compensation ..............................             16              --
       Deferred income tax benefit ..............................         (1,950)            (82)
       Changes in operating assets and liabilities --
           Accounts receivable ..................................        (14,625)          1,810
           Inventories, net .....................................        (11,844)        (14,624)
           Trade accounts payable and accrued expenses ..........         (1,579)        (15,248)
           Income taxes payable .................................           (809)           (920)
           Prepaid expenses and other current assets ............           (435)         (1,300)
                                                                    ------------    ------------
                Net cash used in operating activities ...........        (16,717)        (15,801)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .........................         (6,887)         (3,607)
    Acquisitions of businesses, net of cash acquired ............         (2,325)         (2,886)
    Advances to employees, net ..................................            (79)            (54)
    Increase in other assets ....................................           (344)         (3,302)
                                                                    ------------    ------------
                Net cash used in investing activities ...........         (9,635)         (9,849)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net .................         27,723          28,311
    Payments on capital leases and notes payable ................           (112)         (5,022)
    Net proceeds from exercise of stock options .................            116           1,829
    Distributions to former shareholders of The Tape Company ....             --            (973)
                                                                    ------------    ------------
                Net cash provided by financing activities .......         27,727          24,145
                                                                    ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH ................................           (336)            579
                                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH .................................          1,039            (926)
CASH, beginning of period .......................................          1,551           2,087
                                                                    ------------    ------------
CASH, end of period .............................................   $      2,590    $      1,161
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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS



1. OPERATIONS AND BASIS OF PRESENTATION:

     Daisytek International Corporation ("Daisytek"), a Delaware corporation, and subsidiaries (the "Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer supplies") and professional-grade video and audio media products ("professional tape products"). Through its Priority Fulfillment Services subsidiaries ("PFSweb"), the Company is also a leading provider of transaction management services and e-commerce logistics business solutions. The Company, through its wholly owned subsidiaries in the U.S., Canada, Australia, Mexico, Singapore and Europe, sells products and services primarily in North America, as well as in Latin America, Australia, Singapore, the Pacific Rim, Europe and Africa.

     In the opinion of management, the Interim Unaudited Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 1999, its results of operations and its results of cash flows for the six months ended September 30, 1999 and 1998. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

2. PUBLIC OFFERING OF PFSWEB COMMON STOCK

     On September 23, 1999, PFSweb, Inc. filed a registration statement for an initial public offering ("IPO") of 3,100,000 shares of common stock. PFSweb also granted to the underwriters an option to purchase 465,000 additional common shares to cover over-allotments. The net proceeds after IPO expenses are intended to be used for the repayment of PFSweb Inc.'s intercompany payable to Daisytek ($22.3 million at September 30, 1999), acquisition of certain assets from Daisytek for approximately $5.4 million, and to finance future capital expenditures and working capital needs of PFSweb. The Company will use the proceeds from the repayment of the intercompany balance and the transfer of assets to PFSweb to pay down its revolving line of credit facility. Upon completion of the IPO, the Company will own approximately 82.2% of the capital stock of PFSweb, or approximately 80.1% if the underwriters exercise their over-allotment option in full. Subject to certain conditions, the Company intends to separate PFSweb by distributing its ownership in PFSweb common stock to Daisytek shareholders through a tax-free spin-off. There can be no assurances that the planned IPO or spin-off will be consummated.

     PSFweb, Inc. has authorized 6,000,000 shares of PFSweb, Inc. common stock for issuance under two 1999 stock option plans (the "Option Plans"). The Option Plans, which are currently administered by the Compensation Committee of the Board of Directors of PFSweb, Inc., provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb, Inc. and its subsidiaries. The right to purchase shares under the stock option agreements typically vest over a three year period. Stock options must be exercised within 10 years from the date of grant. Stock options are issued at fair market value. In July 1999, PFSweb., Inc. issued options to purchase 1,344,250 common shares at $10.45. In August 1999, PFSweb, Inc. issued options to purchase 32,250 common shares at $13.00. All of these options are subject to a three year

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


vesting schedule under which no options vest for three years, subject to acceleration, in part, upon completion of the spin-off of PFSweb, Inc. from Daisytek.

3. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                  Six Months Ended
                                                    September 30,
                                             -------------------------
                                                1999           1998
                                             ----------     ----------
Cash paid during the period for:
     Interest ..........................     $    1,374     $    1,460
     Income taxes ......................     $    5,624     $    7,413

4. COMPREHENSIVE INCOME (IN THOUSANDS):

                                                 Three months ended           Six months ended
                                                    September 30,               September 30,
                                               ----------------------      ----------------------
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------
Net income ...............................     $    952      $  5,281      $  5,135      $ 10,314
Comprehensive income adjustments:
     Cumulative translation adjustment ...         (322)         (308)           (2)         (435)
                                               --------      --------      --------      --------
Comprehensive income .....................     $    630      $  4,973      $  5,133      $  9,879
                                               ========      ========      ========      ========

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                           Three Months Ended             Six Months Ended
                                                              September 30,                September 30,
                                                       -------------------------     -------------------------
                                                          1999           1998           1999           1998
                                                       ----------     ----------     ----------     ----------
NUMERATOR:
   Income before cumulative effect of
         accounting change .......................     $      952     $    5,281     $    5,135     $   10,719
   Cumulative effect of accounting change ........             --             --             --           (405)
                                                       ----------     ----------     ----------     ----------
   Net income ....................................     $      952     $    5,281     $    5,135     $   10,314
                                                       ==========     ==========     ==========     ==========

DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares .....................         17,171         17,105         17,168         17,055
   Effect of dilutive securities:
     Employee stock options ......................            194            618            413            714
                                                       ----------     ----------     ----------     ----------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares and
       assumed conversions .......................         17,365         17,723         17,581         17,769
                                                       ==========     ==========     ==========     ==========

   Net income per common share:
     Basic:
       Income before cumulative effect of
             accounting change ...................     $     0.06     $     0.31     $     0.30     $     0.62
       Cumulative effect of accounting change ....             --             --             --          (0.02)
                                                       ----------     ----------     ----------     ----------
       Net income ................................     $     0.06     $     0.31     $     0.30     $     0.60
                                                       ==========     ==========     ==========     ==========
     Diluted:
       Income before cumulative effect of
             accounting change ...................     $     0.05     $     0.30     $     0.29     $     0.60
       Cumulative effect of accounting change ....             --             --             --          (0.02)
                                                       ----------     ----------     ----------     ----------
       Net income ................................     $     0.05     $     0.30     $     0.29     $     0.58
                                                       ==========     ==========     ==========     ==========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6. SEGMENT INFORMATION:

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information." The Company operates in three reportable business segments: (1) Computer Supplies, (2) Professional Tape Products, and (3) PFSweb. The Company's reportable segments are strategic business units that offer different products and services and they are managed separately based on the fundamental differences in their operations. Segment information excludes intersegment net sales. No single customer accounted for more than 10% of the Company's net sales for the six month periods ended September 30, 1999 and 1998. The following tables set forth information as to the Company's reportable segments (in thousands):


                                                               Professional
                                                   Computer        Tape
                                                   Supplies      Products        PFSweb         Total
                                                  ----------    ----------     ----------     ----------
Three Months Ended September 30, 1999
Net sales ......................................  $  197,943    $   24,454     $    5,132     $  227,529
Operating contribution .........................       7,694         1,650             85          9,429

Three Months Ended September 30, 1998
Net sales ......................................  $  175,242    $   26,797     $    2,696     $  204,735
Operating contribution .........................       8,292           521            765          9,578

Six Months ended September 30, 1999
Net sales ......................................  $  376,019    $   47,015     $   10,137     $  433,171
Operating contribution .........................      13,335         3,329            743         17,407

Six Months ended September 30, 1998
Net sales ......................................  $  353,045    $   53,272     $    4,620     $  410,937
Operating contribution .........................      15,875         2,152          1,276         19,303

Assets
September 30, 1999 .............................  $  266,739    $   50,911     $   29,988     $  347,638
March 31, 1999 .................................     198,527        48,295         69,057        315,879


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

     The Company's segments are presented on the same basis as the Company's management reviews the results of operations. The PFSweb segment information presented differs from the financial statements of PFSweb, Inc., which were prepared on a carve-out basis and include an allocation of certain Daisytek corporate expenses and infrastructure.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In the table above, and for management purposes, PFSweb net sales are presented on a fee-equivalent basis. Fee-equivalent revenue is comprised of service fees earned for certain outsourcing services that PFSweb provides on a fee basis, plus gross profits that are recognized on other PFSweb contracts where accounting principles require PFSweb to recognize product revenue because PFSweb takes title to the inventory. Adjustment for PFSweb represents the adjustment to PFSweb net sales to recognize net sales under generally accepted accounting principles. Reconciliation of segment net sales to consolidated net sales is as follows (in thousands):

                                 Three Months ended Sept. 30,   Six Months ended Sept. 30,
                                 ---------------------------   ---------------------------
                                     1999           1998           1999           1998
                                 ------------   ------------   ------------   ------------
Segment net sales ............   $    227,529   $    204,735   $    433,171   $    410,937
Adjustment for PFSweb ........         19,160         15,416         46,755         31,803
                                 ------------   ------------   ------------   ------------
Consolidated net sales .......   $    246,689   $    220,151   $    479,926   $    442,740
                                 ============   ============   ============   ============

Reconciliation of segment operating contribution to consolidated income before taxes is as follows (in thousands):

                                                     Three Months ended Sept. 30,    Six Months ended Sept. 30,
                                                     ----------------------------   ----------------------------
                                                         1999            1998           1999            1998
                                                     ------------    ------------   ------------    ------------
Segment operating contribution ...................   $      9,429    $      9,578   $     17,407    $     19,303
Acquisition related costs (a) ....................            249             130            619             535
Incremental charges (b) ..........................          7,600              --          7,600              --
Reversal of loss on disposition of business ......         (1,000)             --         (1,000)             --
Interest expense .................................          1,020             789          1,770           1,641
                                                     ------------    ------------   ------------    ------------
Consolidated income before income taxes ..........   $      1,560    $      8,659   $      8,418    $     17,127
                                                     ============    ============   ============    ============

(a)  These charges relate to the Professional Tape Products segment.

(b) Incremental charges have not been allocated to the reportable segments. These charges relate to certain repositioning and separation activities associated with the PFSweb, Inc. planned initial public offering, certain other charges as a result of these activities, to increase allowances for bad debts and other charges.

7. SUBSEQUENT EVENTS:

     On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc., a privately held, specialty wholesaler of copier and fax consumables for approximately $27.4 million in cash and the assumption of liabilities of approximately $7.0 million.

     On October 15, 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "right") for each share of the Company's common stock outstanding on October 25, 1999. Each right entitles the registered shareowners to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $70.00, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on October 25, 2009, unless redeemed or exchanged by the Company earlier.

     On October 29, 1999, the Company amended one of its unsecured revolving line of credit agreements (the "Facility"), effective November 1, 1999, to increase the maximum borrowing availability from $85 million to $105 million. This amendment also provides for the release of PFSweb, Inc. and its subsidiaries as guarantors of the Facility upon (i) the effective date of the IPO of the shares of the common stock of PFSweb, Inc. and (ii) the payment from PFSweb, Inc. to Daisytek in settlement of the outstanding payable to Daisytek. Additionally, this amendment also prohibits Daisytek from advancing funds to PFSweb, Inc. following the completion of the IPO. The Facility has also been amended to increase the interest rate, effective March 1, 2000, to Eurodollar rate plus 1.0% to 1.75% from Eurodollar rate plus .625% to 1.125%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated March 26, 1998, and the matters set forth in the Company's Report on Form 10-K filed on June 29, 1999, which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign). This report on Form 10-Q also contains other forward-looking statements, including those related to an anticipated initial public offering and spin-off. Consummation of the transactions is uncertain and realization of the anticipated results could take longer than expected and implementation difficulties and market factors could alter anticipated results. Actual results could differ materially from those projected in the forward-looking statements.

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

     Through its PFSweb business, the Company utilizes its core strengths in distribution and telemarketing to provide clients with transaction management services and e-commerce logistics solutions on an international basis. Services include order management, customer care services, billing services, information management and distribution services. The Company offers e-commerce outsourcing solutions for companies to conduct sales over the Internet by providing the infrastructure needed to support web-based activity. The PFSweb segment of the Company's business strategy offers the Company the potential for higher margins because it is primarily service fee-based.

     In June 1999, Daisytek created a separate wholly-owned subsidiary named PFSweb, Inc., to become a holding company for PFSweb upon completion of an initial public offering (the "IPO"). Daisytek plans to divest PFSweb, Inc. in two stages. The first stage involves the sale and issuance of common stock of PFSweb, Inc. in an IPO. The second stage, planned to occur in the year 2000, involves Daisytek distributing to holders of its common stock all of its remaining interest in PFSweb, Inc. through a tax free spin-off transaction in which the shares of PFSweb, Inc. would be distributed to Daisytek common stockholders on a pro-rata basis.

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

     The Company continues to research new markets to expand its international computer supplies business. Many international markets are emerging markets that have exponentially higher growth opportunities for consumable computer supplies compared with the United States. Presently, the Company operates sales and distribution centers in Canada, Mexico, Australia and Singapore and exports products into Latin America and throughout much of the rest of the world. The Company believes that its computer supplies experience and broad product range place the Company in a competitive position in emerging international markets.

     The Company began its Professional Tape Products segment in 1998, and has grown this division primarily through acquisitions. This segment operates as a distributor of media products to the film, entertainment and multimedia industries. The distribution sector of this industry in the U.S. is highly fragmented and regionally focused. The Company's acquisition strategy has been to acquire businesses that the Company believes can benefit from Daisytek's core competencies in telemarketing and distribution management to create efficiencies and provide value-added services to the customer base. The Company believes it is nearing the end of its acquisition activity in this industry. Acquired businesses have been integrated to create economies of scale. The Company believes this integration effort will allow it to maintain the strong gross margins earned in this segment, while at the same time reducing the SG&A costs as a percentage of sales, and, thus, increasing profit margins.

     The Company plans to enhance growth by seeking acquisition opportunities to supplement growth in the Company's computer consumables business, professional tape business, and fulfillment service business or to add selected product lines that can capitalize on Daisytek's expertise in distribution and call-center management and offer the Company an opportunity to expand its product line and increase profit margins. On October 1, 1999, the Company acquired certain assets and liabilities Arlington Industries, a U.S. based wholesaler primarily focused on copier and fax consumable supplies.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

     Net Sales. Net sales for the three months ended September 30, 1999 were $246.7 million as compared to $220.2 million for the three months ended September 30, 1998, an increase of $26.5 million, or 12.1%. Net sales for the six months ended September 30, 1999 were $479.9 million as compared to $442.7 million for the six months ended September 30, 1998, an increase of $37.2 million, or 8.4%. Computer Supplies net sales increased 13.0% in the quarter ended September 30, 1999, compared to the same period in fiscal year 1999. Sales in the international computer supplies operations increased 23.8% in the quarter ended September 30, 1999, compared to the same prior year period. All international regions grew strongly, in excess of 20% or more over last year, except for the Latin American business, which was negatively impacted by tightening credit policies. For the first time in several quarters, net sales in the U.S. computer supplies operations also showed slight year on year growth. PFSweb net sales increased during the second quarter of fiscal year 2000 compared to the same period in fiscal year 1999 as a result of higher sales volumes of products under master distribution outsourcing contracts. PFSweb also experienced increases in its service fee-based activity as a result of new contracts and expansion of existing contracts. Professional Tape Products sales decreased 8.7% in the second quarter of fiscal year 2000 compared to the same period in fiscal year 1999 due primarily to price degradation in certain product lines and the disposition of the Steadi-Systems professional hardware business.

     Gross Profit. The Company's gross profit as a percent of net sales was 10.5% for the three months ended September 30, 1999 as compared to 12.1% for the three months ended September 30, 1998. The Company's gross profit for the quarter was negatively impacted by certain incremental charges of $3.2 million. These charges were partially offset by incremental monies earned under vendor incentive programs. Management currently expects that the Company's profit derived from these vendor programs will be lower during the third quarter of fiscal 2000 compared to the second quarter of fiscal 2000. Gross profit as a percent of net sales was 11.1% for the six months ended September 30, 1999 as compared to 12.0% for the six months ended September 30, 1998. Excluding certain incremental charges of $3.2 million, gross profit as a percent of net sales was

11.8% for the six months ended September 30, 1999. The decrease in the Company's gross profit as a percentage of net sales was primarily due to competitive pressure in the U.S., including the incremental charges previously discussed, a lower overall gross profit percentage in the international computer supplies business partially offset by a reduction in lower gross margin U.S. superstore business and increased PFSweb service fee business, which generates higher gross margins. The decline in the international computer supplies business gross margin percentage was caused by large revenue growth in Hewlett Packard commodity line products and new international retail business, both of which typically carry lower margins. The Company believes that these trends may continue and could potentially have a negative impact on gross margins during the remainder of fiscal year 2000. In addition, the Company expects that competitive pressures in the U.S. computer supplies operations may negatively impact gross margins during the remainder of fiscal year 2000.

     SG&A Expenses. SG&A expenses for the three months ended September 30, 1999 were $24.1 million, or 9.8% of net sales, as compared to $17.1 million, or 7.8% of net sales, for the three months ended September 30, 1998, excluding acquisition related costs in each period and the reversal of loss on disposition of business. SG&A expenses for the six months ended September 30, 1999 were $43.4 million, or 9.0% of net sales, as compared to $33.9 million, or 7.7% of net sales, for the six months ended September 30, 1998, excluding acquisition related costs in each period and the reversal of loss on disposition of business. The increase in SG&A expenses as a percentage of net sales for the first half of fiscal year 2000 was due primarily to (i) a reduction in net sales with lower SG&A expense ratios to large office superstores, and (ii) the investments in resources and technology to further develop the PFSweb Division. SG&A expenses for the quarter ended September 30, 1999, included incremental charges of $4.4 million. These charges are primarily related to certain repositioning and separation activities associated with the PFSweb, Inc. planned initial public offering, certain other charges as a result of these activities, and to increase allowances for bad debts related primarily to issues in the Company's Latin American accounts receivable. Over the next few quarters, the Company expects to record additional incremental charges of $1.5 million to $3.5 million for the remainder of these activities, as well as for legal and professional expenses related to an unsolicited acquisition offer, and for acquisition expenses related to the purchase of Arlington Industries on October 1, 1999.

     Acquisition Related Costs. During the quarter ended September 30, 1999, the Company recorded costs of approximately $0.2 million applicable to transition, integration and merger activities within its Professional Tape Division. During this same quarter in fiscal year 1999, Daisytek incurred various acquisition costs of $0.1 million related to accounting, legal and other costs applicable to the acquisition of The Tape Company.

     Loss on Disposition of Business. In fiscal 1999, the Company recorded a charge of $2.8 million related to the disposition of its professional tape hardware business. In the quarter ended September 30, 1999, the Company reversed $1.0 million of this charge related to facility lease termination costs, since management now believes it will be able to avoid some of these costs.

     Interest Expense. Interest expense for the three months ended September 30, 1999 was $1.0 million as compared to $0.8 million for the three months ended September 30, 1998. Interest expense for the six months ended September 30, 1999 was $1.8 million as compared to $1.6 million for the six months ended September 30, 1998. Interest expense was higher during the first half of fiscal year 2000 primarily due to higher debt balances offset by lower interest rates. Higher debt balances are a result of business acquisitions and higher working capital levels. The weighted average interest rate was 6.2% and 6.8% during the six months ended September 30, 1999 and 1998, respectively.

     Income Taxes. The Company's effective tax rate was 39.0% for the three months ended September 30, 1999 and 1998. The effective tax rate for the six months ended September 30, 1999 and 1998 was 39.0% and 37.4%, respectively. The increase in the first half of fiscal year 2000 was primarily due to the impact of the pooling of interests with The Tape Company in the first quarter of fiscal year 1999.

PRO FORMA PRESENTATION

         The following is a pro forma historical financial presentation of the Daisytek International business units, excluding PFSweb, Inc., for the current fiscal year to date and the last fiscal year. The presentation below considers certain reorganization activities as a result of the planned separation of Daisytek and PFSweb, Inc. and excludes incremental costs of $7.6 million related to a) this planned separation, b) increases in allowance for bad debts, and c) other charges. The presentation below also excludes acquisition integration costs, loss on disposition of business and cumulative effect of accounting change.

         Daisytek based the following pro forma data on available information and certain estimates and assumptions. Daisytek believes that such assumptions provide a reasonable basis for presenting the results of Daisytek International, excluding PFSweb, on a stand alone basis. This pro forma financial information does not reflect what our results of operations may be in the future.

                                                                        Fiscal 2000
                                                       ----------------------------------------------
                                                         June 30,         Sept. 30,         6 Mos.
                                                           1999             1999            Total
                                                       ------------     ------------     ------------
Net sales ........................................     $    230,046     $    242,876     $    472,922
Cost of sales ....................................          205,464          216,238          421,702
                                                       ------------     ------------     ------------
    Gross profit .................................           24,582           26,638           51,220
Selling, general and administrative expenses .....           17,971           18,339           36,310
                                                       ------------     ------------     ------------
    Income from operations .......................            6,611            8,299           14,910
Interest expense .................................              652              871            1,523
                                                       ------------     ------------     ------------
    Income before income taxes ...................            5,959            7,428           13,387
Provision for income taxes .......................            2,324            2,901            5,225
                                                       ------------     ------------     ------------
Net income .......................................     $      3,635     $      4,527     $      8,162
                                                       ============     ============     ============

Net income per common share:
    Basic ........................................     $       0.21     $       0.26     $       0.48
    Diluted ......................................     $       0.20     $       0.26     $       0.46


                                                                      Fiscal 1999
                                                    ------------------------------------------------
                                                    June 30,  Sept. 30, Dec. 31,  March 31,   FY
                                                      1998      1998      1998      1999     Total
                                                    --------  --------  --------  --------  --------
Net sales ........................................  $221,585  $218,394  $223,481  $237,622  $901,082
Cost of sales ....................................   196,293   193,256   198,811   212,103   800,463
                                                    --------  --------  --------  --------  --------
    Gross profit .................................    25,292    25,138    24,670    25,519   100,619
Selling, general and administrative expenses .....    17,754    17,598    17,648    18,322    71,322
                                                    --------  --------  --------  --------  --------
    Income from operations .......................     7,538     7,540     7,022     7,197    29,297
Interest expense .................................       933       829       845       467     3,074
                                                    --------  --------  --------  --------  --------
    Income before income taxes ...................     6,605     6,711     6,177     6,730    26,223
Provision for income taxes .......................     2,318     2,618     2,409     2,625     9,970
                                                    --------  --------  --------  --------  --------
Net income .......................................  $  4,287  $  4,093  $  3,768  $  4,105  $ 16,253
                                                    ========  ========  ========  ========  ========

Net income per common share:
    Basic ........................................  $   0.25  $   0.24  $   0.22  $   0.24  $   0.95
    Diluted ......................................  $   0.24  $   0.23  $   0.21  $   0.23  $   0.91


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the six months ended September 30, 1999, net cash of $27.7 million was provided by financing activities, compared to net cash provided by financing activities of $24.1 million for the six months ended September 30, 1998. Cash provided by financing activities was generated primarily from proceeds from revolving lines of credit during the six months ended September 30, 1999 and 1998. In conjunction with the Professional Tape Products segment's business combination, certain acquired debt of The Tape Company was paid in full by the Company during the six months ended September 30, 1998. Included in cash flows from financing activities for the six months ended September 30, 1998 are distributions made to former shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company, which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. Financing activities should provide the Company's primary source of cash during the remainder of fiscal year 2000, primarily to support the Company's growth.

     Net cash used in operating activities for the six months ended September 30, 1999 and 1998, was $16.7 million and $15.8 million, respectively. Working capital increased to $167.0 million at September 30, 1999 from $138.8 million at March 31, 1999. This increase of $28.2 million was primarily attributable to 1) growth in the Computer Supples and PFSweb business units, requiring working capital, 2) product sourcing in the Computers Supplies segment becoming increasingly impacted by suppliers' programs, which provide increased incentives to purchase higher levels of inventory; and 3) increased days sales outstanding in accounts receivable due to continued customer consolidation with large national accounts, which has led to slower than previously experienced pay characteristics.

     Funds used for investing activities during the six months ended September 30, 1999 and 1998 included primarily costs to acquire professional tape products businesses and capital expenditures. During June 1999, the Company purchased assets of a regional professional tape business for approximately $2.2 million. Capital expenditures were approximately $6.9 million and $3.6 million during the six months ended September 30, 1999 and 1998, respectively. These capital expenditures consisted primarily of additions to upgrade the Company's management information systems and expansion of its PFSweb distribution facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 2000 will be approximately $12 million to $15 million.

     At September 30, 1999, the Company's unsecured revolving lines of credit provided for borrowings up to approximately $109 million. There were outstanding balances on the lines of credit totaling $70.8 million at September 30, 1999, leaving approximately $38 million available for additional borrowings. In addition, the Company has a promissory note agreement with a bank, which allows the Company to borrow up to a maximum of $10.0 million. The Company has no borrowings outstanding under this promissory note agreement at September 30, 1999. On October 29, 1999, the Company amended one of its unsecured revolving line of credit agreements (the "Facility"), effective November 1, 1999, to increase the maximum borrowing availability from $85 million to $105 million. This amendment also provides for the release of PFSweb, Inc. and its subsidiaries as guarantors of the Facility upon (i) the effective date of the IPO of the shares of the common stock of PFSweb, Inc. and (ii) the payment from PFSweb, Inc. to Daisytek in settlement of the outstanding payable to Daisytek. Additionally, this amendment also prohibits Daisytek from advancing funds to PFSweb, Inc. following the completion of the IPO. The Facility has also been amended to increase the interest rate, effective March 1, 2000, to Eurodollar rate plus 1.0% to 1.75% from Eurodollar rate plus .625% to 1.125%.

     The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding as of September 30, 1999:

       CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE              EXPIRATION
       -------------            -------------------           -------------              ----------
    Canadian Dollars              $12.3 million          Sell Canadian Dollars          November 1999
    Australian Dollars            $ 2.6 million          Sell Australian Dollars        February 2000
    Australian Dollars            $ 6.5 million          Sell Australian Dollars        October 1999

     As of September 30, 1999, the Company had incurred unrealized losses of approximately $0.1 million on the outstanding Australian forward exchange contracts and an unrealized gain of $0.1 million on the outstanding Canadian forward exchange contract. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

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

     The Company believes it will be able to satisfy its working capital needs for fiscal year 2000, as well as business growth and planned capital expenditures, through funds available under the Company's various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities. In addition, if the planned IPO of PFSweb, Inc. is completed, it will generate net proceeds of approximately $35 million. Daisytek will receive proceeds from PFSweb, Inc. for repayment of its intercompany payable ($22.3 million at September 30, 1999) and acquisition of certain assets for approximately $5.4 million. Further, depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the Company's outstanding balances on its revolving lines of credit, which amounted to $70.8 million at September 30, 1999. The interest rates on the revolving lines of credit float with the market. A 50 basis point movement in interest rates would result in an increase or decrease in interest expense of approximately $354,000 annualized, based on the outstanding balances of the revolving lines of credit at September 30, 1999.

     The Company's foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars, and Singapore Dollars. The Company's international sales and purchases are generally U.S. Dollar based, except in Canada and Australia. In the future, the Company's foreign currency exchange risk will include the Euro. In order to mitigate foreign currency rate risk, the Company periodically enters into foreign currency forward contracts to hedge the net investments and long-term intercompany payable balances applicable to its Canadian and Australian subsidiaries. The Company had three outstanding foreign currency forward contracts at September 30, 1999. If the foreign exchanges rates of the Canadian and Australian currencies fluctuate 10% from the September 30, 1999 rates, gains or losses in fair value on the three outstanding contracts would be $2.4 million.

YEAR 2000 ISSUE

     The Company utilizes a significant number of computer software programs and information systems in its operations ("IT systems"). The mission-critical IT systems include the Company's operating, web hosting, accounting and telecommunications systems, such as IT software applications that allow the Company to maintain inventory and customer information and to communicate with its suppliers and customers. The Company also makes use of a variety of machinery and equipment in its business which are operated by or reliant upon non-information technology systems ("non-IT systems"), such as equipment or mechanical systems which contain embedded technology such as micro-controllers. To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000, some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted or otherwise adversely impacted. This potential problem is commonly referred to as the year 2000 compliance issue ("Y2K").

     In fiscal 1997, the Company began to address Y2K. The Company has formed a Y2K task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to Y2K. The Company has completed the remediation of its mission-critical IT applications software and is scheduled to complete remediation of its non-mission critical applications software by November 1999. The Company is assessing the effect of Y2K on its non-IT systems and intends to modify or replace non-IT systems as necessary to insure Y2K readiness by November 1999. The Company believes that it has completed approximately 95% of the initiatives necessary to fully address potential Y2K issues relating to its systems and operations. The projects comprising the remaining 5% of the initiatives are in process and expected to be completed by December 15, 1999. The Company believes that other projects not related to the Y2K issue have not been delayed or negatively affected by the initiatives addressing the Y2K issue. The following table represents the schedule and status of the Company's Y2K initiatives:


YEAR 2000 INITIATIVES                                                           TIME FRAME      % COMPLETE
---------------------                                                           ----------      ----------
Initial IT systems identification and assessment ............................   4/97 - 6/97        100%
Remediation and testing regarding core distribution systems .................  7/97 - 11/98        100%
Remediation and testing regarding purchased software systems ................  7/97 - 10/99        100%
Upgrades to telecommunications systems ......................................   9/97 - 4/99        100%
Desktop systems identification and remediation ..............................  7/97 - 11/99         95%
Remediation and testing for automated warehouse equipment systems ...........  7/99 - 12/99         80%
Service provider assessment .................................................   1/99 - 8/99        100%

     The Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate Y2K. The Company is satisfied that its major suppliers and large customers are either appropriately prepared for the Y2K issue or that the Company's engagement with them will not be adversely affected by the Y2K issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely or properly converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company continues to grow through business acquisitions. All acquisitions of the Company have been converted to the Company's operating system, except Arlington Industries. The Company believes the Arlington Industries system is Y2K ready based primarily on assertions by the vendors of the system.

     The Company conducts electronic data interchange (EDI) with its customers. Most of these customers have converted their EDI transaction sets to Y2K compliant versions. The Company believes that it will be able to conduct business with these clients regardless of whether or not they convert to Y2K compliant versions. The Company believes that the EDI transactions it uses with certain PFSweb clients are not significantly dependent on Y2K compliance and that it will be able to accept transactions from, as well as send transactions to, these clients regardless of whether they are Y2K compliant or not.

     The Company utilizes a significant amount of automation technology in its distribution centers. In order to strengthen the reliability of certain components of the automation network, the Company has under taken an upgrade project in its Memphis distribution facility. The Company anticipates completion of this project by December 15, 1999. This project will also make this network Y2K compliant. The Company's service providers have certified all of the other distribution automation used by the Company as Y2K compliant.

     The Company has initiated formal communications with its significant service providers to determine the extent to which it is vulnerable to those third parties' failure to remediate Y2K. However, there can be no guarantee that the systems of these service providers on which the Company's operations rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's operations, would not have a material adverse effect on its business. The Company is developing contingency plans to address the risks created by third parties' failure to re-mediate Y2K. These plans include procuring alternative sources of services such as telecommunications and transportation when the Company is able to conclude that an existing supplier of services will not be Y2K ready. The Company is scheduled to complete these contingency plans by November 1999.

     During the six months ended September 30, 1999, the Company incurred approximately $0.2 million of expenses related to Y2K. In total, the Company has incurred, through September 30, 1999, approximately $0.7 million of expenses related to Y2K. The Company's budget for the assessment and remediation of Y2K is approximately $0.8 million, which includes both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not separately tracked.

     Under the most reasonably likely worst case scenario, the Company does not anticipate more than isolated, temporary disruptions of its operations caused by Y2K failures affecting either its operations or those of its major customers. The Company expects that its technically trained personnel, working in cooperation with major customers and key service providers, should be able to address Y2K system issues that may arise. To the extent that the Company's systems or those of its key providers are unable to provide services due to Y2K issues, the Company believes that it may have to use one or more of its contingency plans that would, in the short-term, involve numerous operational inconveniences and inefficiencies that would increase costs and divert management's time and attention from its ordinary business activities. Many risks, however, such as the failure to perform by public utilities, telecommunications providers, and financial institutions, and the impact of the Y2K issue on the economy as a whole, are outside our control and could adversely affect the Company and its ability to conduct business. While the Company believes that it has made a significant effort to address all anticipated risks within its control, this is an event without precedent; consequently, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's financial condition, operating results, or business.

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

     The seasonality of the Company's PFSweb business is dependent upon the seasonality of its clients' business and their sale of their products. Accordingly, management must rely upon the projections of its PFSweb clients in assessing quarterly variability.

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

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 20, 1999 the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

1. Election of two Class II directors:

                  Mark C. Layton:

                  For:  12,907,570      Withheld: 888,693

                  Timothy M. Murray:

                  For:  12,908,184      Withheld: 888,079

2. Appointment of Arthur Andersen LLP as auditors for the 2000 fiscal year:

                  For:  13,778,503      Against: 1,760        Abstained: 16,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS
      ----------------      ----------------------------------------------------

            3 Amendments to the Bylaws of the Company, adopted on October 15, 1999 (incorporated by reference from Form 8-K filed on October 19, 1999).

            4 Rights Agreement, dated as of October 15, 1999, between the Company and ChaseMellon Shareholder Services, LLC, which includes the Certificate of Designations in respect of the Series A Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, Right Certificates will not be mailed until after the Separation Date (as defined therein) (incorporated by reference from Form 8-K filed on October 19, 1999).

           10.1 Seventh Agreement to Credit Agreement dated September 10, 1999 between Daisytek Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and State Street Bank and Trust Company, Bank One, N.A., and Chase Bank of Texas, N.A., as Lenders

           10.2 Eighth Agreement to Credit Agreement dated September 30, 1999 between Daisytek Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and State Street Bank and Trust Company, Bank One, N.A., and Chase Bank of Texas, N.A., as Lenders

           10.3 Ninth Agreement to Credit Agreement dated October 29, 1999 between Daisytek Incorporated, as Borrower, Daisytek International Corporation and Borrower's Subsidiaries, as Guarantors, and Citizens Bank of Massachusetts, Bank One, N.A., IBM Credit Corporation, and Chase Bank of Texas, N.A., as Lenders

           10.4 Asset Purchase Agreement dated September 30, 1999, by and among Arlington Industries, Inc., Craig Funk, Arlington Acquisition Corp., and Daisytek, Incorporated.

           10.5 Form of Change in Control Severance Agreement dated October 15, 1999 between Daisytek International Corporation and each of its executive officers.

           10.6 Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

           10.7 Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

           10.8 Commitment Letter dated September 9, 1999 between The Bank of Nova Scotia and Daisytek (Canada) Inc.

           27.1 Financial Data Schedule for the six months ended September 30, 1999

           27.2 Financial Data Schedule for the six months ended September 30, 1998

    b) Reports on Form 8-K:

       Form 8-K filed on October 4, 1999 reporting Item 5, the Company's press release announcing that its subsidiary, PFSweb, Inc., filed a preliminary registration statement on Form S-1.

       Form 8-K filed on October 19, 1999 reporting Item 5, the Company's Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock to shareholders of record on October 25, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999




                                      DAISYTEK  INTERNATIONAL CORPORATION

                                      By:  /s/ Thomas J. Madden
                                          -------------------------------------
                                           Thomas J. Madden
                                           Chief Financial Officer,
                                           Chief Accounting Officer,
                                           Vice President - Finance

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------
     3              Amendments to the Bylaws of the Company, adopted on October
                    15, 1999 (incorporated by reference from Form 8-K filed on
                    October 19, 1999).

     4              Rights Agreement, dated as of October 15, 1999, between the
                    Company and ChaseMellon Shareholder Services, LLC, which includes the Certificate of Designations in respect of the Series A Preferred Stock as Exhibit A, the form of Right
                    Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, Right Certificates will not be mailed until after the Separation Date (as defined therein)
                    (incorporated by reference from Form 8-K filed on October
                    19, 1999).

    10.1            Seventh Agreement to Credit Agreement dated September 10,
                    1999 between Daisytek Incorporated, as Borrower, Daisytek
                    International Corporation and Borrower's Subsidiaries, as
                    Guarantors, and State Street Bank and Trust Company, Bank
                    One, N.A., and Chase Bank of Texas, N.A., as Lenders

    10.2            Eighth Agreement to Credit Agreement dated September 30,
                    1999 between Daisytek Incorporated, as Borrower, Daisytek
                    International Corporation and Borrower's Subsidiaries, as
                    Guarantors, and State Street Bank and Trust Company, Bank
                    One, N.A., and Chase Bank of Texas, N.A., as Lenders

    10.3 Ninth Agreement to Credit Agreement dated October 29, 1999 between Daisytek Incorporated, as Borrower, Daisytek
                    International Corporation and Borrower's Subsidiaries, as
                    Guarantors, and Citizens Bank of Massachusetts, Bank One,
                    N.A., IBM Credit Corporation, and Chase Bank of Texas, N.A., as Lenders

    10.4 Asset Purchase Agreement dated September 30, 1999, by and among Arlington Industries, Inc., Craig Funk, Arlington
                    Acquisition Corp., and Daisytek, Incorporated.

    10.5            Form of Change in Control Severance Agreement dated October
                    15, 1999 between Daisytek International Corporation and each of its executive officers.

    10.6 Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

    10.7            Lease Contract between Transports Weerts and Priority
                    Fulfillment Services Europe B.V.

    10.8 Commitment Letter dated September 9, 1999 between The Bank of Nova Scotia and Daisytek (Canada) Inc.

    27.1            Financial Data Schedule for the six months ended
                    September 30, 1999

    27.2            Financial Data Schedule for the six months ended
                    September 30, 1998