Form 10-Q
period 1999-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2000-02-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1999

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          75-2421746
------------------------------                        --------------------------
   (State of Incorporation)                           (I.R.S. Employer I.D. No.)

   500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                   75074
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (972) 881-4700
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

At February 7, 2000 there were 17,326,321 shares of registrant's common stock outstanding.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 1999

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                    Page Number
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of December 31, 1999 (Unaudited)
                           and March 31, 1999.....................................................       3

                      Unaudited Interim Consolidated Statements of Operations for the
                           Three and Nine Months Ended December 31, 1999 and 1998 ................       5

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Nine Months Ended December 31, 1999 and 1998...........................       6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements.............................................................       7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ........................................      12


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders.............................      22

      Item 6.     Exhibits and Reports on Form 8-K ...............................................      22


SIGNATURES            ............................................................................      23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS


                                                                            December 31,       March 31,
                                                                               1999              1999
                                                                           ------------      ------------
                                                                            (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ........................................     $     33,693      $      1,551
    Accounts receivable, net of allowance for doubtful accounts of
        $6,017 and $2,857 at December 31, 1999 and
        March 31, 1999, respectively .................................          162,825           139,864
    Inventories, net .................................................          104,443           107,918
    Prepaid expenses and other current assets ........................            4,315             4,982
    Income taxes receivable ..........................................            3,217                --
    Deferred tax asset ...............................................              614               137
                                                                           ------------      ------------
                  Total current assets ...............................          309,107           254,452
                                                                           ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment ................................           47,388            37,807
    Leasehold improvements ...........................................            5,513             2,399
                                                                           ------------      ------------
                                                                                 52,901            40,206
    Less - Accumulated depreciation and amortization .................          (25,511)          (20,296)
                                                                           ------------      ------------
                  Net property and equipment .........................           27,390            19,910

OTHER ASSETS .........................................................            8,624            12,070

EMPLOYEE RECEIVABLE ..................................................              506               485

EXCESS OF COST OVER NET ASSETS ACQUIRED, net .........................           37,502            28,962
                                                                           ------------      ------------

                  Total assets .......................................     $    383,129      $    315,879
                                                                           ============      ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            December 31,       March 31,
                                                                               1999              1999
                                                                           ------------      ------------
                                                                           (unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt ................................     $         69      $        146
    Trade accounts payable ...........................................           98,966           103,179
    Accrued expenses .................................................           18,094            12,363
                                                                           ------------      ------------
                  Total current liabilities ..........................          117,129           115,688
                                                                           ------------      ------------

LONG-TERM DEBT, less current portion .................................           52,101            43,021
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ....................................................            9,591                --

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at December 31, 1999 and March 31, 1999; none issued
        and outstanding ..............................................               --                --
    Common stock, $0.01 par value; 30,000,000 shares
        authorized at December 31, 1999 and March 31, 1999;
        17,293,542 and 17,162,382 shares issued and
        outstanding at December 31, 1999 and March 31, 1999,
        respectively .................................................              173               172
    Additional paid-in capital .......................................          132,365            87,394
    Retained earnings ................................................           74,037            71,801
    Deferred compensation ............................................             (160)               --
    Accumulated other comprehensive income ...........................           (2,107)           (2,197)
                                                                           ------------      ------------
                  Total shareholders' equity .........................          204,308           157,170
                                                                           ------------      ------------

                  Total liabilities and shareholders' equity .........     $    383,129      $    315,879
                                                                           ============      ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Three Months Ended               Nine Months Ended
                                                                   December  31,                   December 31,
                                                            --------------------------     --------------------------
                                                               1999            1998           1999            1998
                                                            ----------      ----------     ----------      ----------
Net revenues ..........................................     $  283,087      $  225,507     $  763,013      $  668,247
Cost of revenues ......................................        259,699         198,721        686,432         588,211
                                                            ----------      ----------     ----------      ----------
        Gross profit ..................................         23,388          26,786         76,581          80,036
Selling, general and administrative expenses ..........         25,293          17,803         68,679          51,750
Acquisition related costs .............................             --             197            619             732
Reversal of loss on disposition of business ...........             --              --         (1,000)             --
                                                            ----------      ----------     ----------      ----------
        Income (loss) from operations .................         (1,905)          8,786          8,283          27,554
Interest expense ......................................          1,452             617          3,222           2,258
                                                            ----------      ----------     ----------      ----------
        Income (loss) before income taxes .............         (3,357)          8,169          5,061          25,296
Provision for income taxes ............................             30           3,188          3,313           9,596
                                                            ----------      ----------     ----------      ----------
        Income (loss) before minority interest and
          cumulative effect of accounting change ......         (3,387)          4,981          1,748          15,700
Minority interest .....................................            488              --            488              --
Cumulative effect of accounting change, net of tax ....             --              --             --            (405)
                                                            ----------      ----------     ----------      ----------
        Net income (loss) .............................     $   (2,899)     $    4,981     $    2,236      $   15,295
                                                            ==========      ==========     ==========      ==========

Net income (loss) per common share:
     Basic:
       Income (loss) before cumulative effect of
         accounting change ............................     $    (0.17)     $     0.29     $     0.13      $     0.92
       Cumulative effect of accounting change,
         net of tax ...................................             --              --             --           (0.02)
                                                            ----------      ----------     ----------      ----------
       Net income (loss) ..............................     $    (0.17)     $     0.29     $     0.13      $     0.90
                                                            ==========      ==========     ==========      ==========
     Diluted:
       Income (loss) before cumulative effect of
         accounting change ............................     $    (0.17)     $     0.28     $     0.13      $     0.88
       Cumulative effect of accounting change,
         net of tax ...................................             --              --             --           (0.02)
                                                            ----------      ----------     ----------      ----------
       Net income (loss) ..............................     $    (0.17)     $     0.28     $     0.13      $     0.86
                                                            ==========      ==========     ==========      ==========

Weighted average common and common share equivalents
  outstanding:
       Basic ..........................................         17,200          17,140         17,179          17,083
       Diluted ........................................         17,200          17,572         17,837          17,734

          The accompanying notes are an integral part of these interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................     $      2,236      $     15,295
    Adjustments to reconcile net income to net cash provided by
           (used in) operating activities --
       Depreciation and amortization ......................................            6,575             5,132
       Provision for doubtful accounts ....................................            6,706             1,885
       Minority interest ..................................................             (488)               --
       Non cash compensation expense ......................................               32                --
       Deferred income tax benefit ........................................             (477)             (198)
       Changes in operating assets and liabilities --
           Accounts receivable ............................................          (15,860)              469
           Inventories, net ...............................................           16,602           (22,708)
           Trade accounts payable and accrued expenses ....................           (6,528)             (805)
           Income taxes ...................................................           (3,754)           (1,401)
           Prepaid expenses and other current assets ......................            1,788              (373)
                                                                                ------------      ------------
                Net cash provided by (used in) operating activities .......            6,832            (2,704)
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................................          (12,072)           (6,053)
    Acquisitions of businesses, net of cash acquired ......................          (20,448)           (6,552)
    Advances to employees, net ............................................             (144)             (119)
    (Increase) decrease in other assets ...................................            3,446            (9,393)
                                                                                ------------      ------------
                Net cash used in investing activities .....................          (29,218)          (22,117)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net ...........................            8,825            27,324
    Payments on capital leases and notes payable ..........................           (8,511)           (5,074)
    Net proceeds of PFSweb initial public offering ........................           53,014                --
    Net proceeds from exercise of stock options ...........................            1,378             1,675
    Distributions to former shareholders of The Tape Company ..............               --              (973)
                                                                                ------------      ------------
                Net cash provided by financing activities .................           54,706            22,952
                                                                                ------------      ------------
EFFECT OF EXCHANGE RATES ON CASH  AND CASH EQUIVALENTS.....................             (178)              281
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................           32,142            (1,588)
CASH AND CASH EQUIVALENTS, beginning of period ............................            1,551             2,087
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS, end of period ..................................     $     33,693      $        499
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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND BASIS OF PRESENTATION:

     Daisytek International Corporation ("Daisytek"), a Delaware corporation, and subsidiaries (the "Company") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer supplies") and professional-grade video and audio media products ("professional tape products"). Through PFSweb, Inc. and its subsidiaries ("PFSweb"), the Company is also a leading provider of transaction management services to both traditional and e-commerce companies. The Company, through its subsidiaries in the U.S., Canada, Australia, Mexico, Singapore and Europe, sells products and services primarily in North America, as well as in Latin America, Australia, Singapore, the Pacific Rim, Europe and Africa.

     In December 1999, PFSweb completed an initial public offering ("IPO") of 3,565,000 shares of its common stock. At December 31, 1999, the Company owned approximately 80.1% of the outstanding shares of common stock of PFSweb. Minority interest represents minority shareholders' proportionate share of the equity of PFSweb.(See Note 2)

     In the opinion of management, the Unaudited Interim Condensed Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 1999, its results of operations and its results of cash flows for the nine months ended December 31, 1999 and 1998. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

     The Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on June 29, 1999 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Unaudited Interim Condensed Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

2.   PUBLIC OFFERING OF PFSWEB COMMON STOCK

     In December 1999, PFSweb successfully completed the IPO and sold 3,565,000 shares of common stock at $17 per share. Net proceeds from the IPO aggregated approximately $53 million and were used to repay PFSweb's intercompany payable to Daisytek of approximately $28 million, of which approximately $22 million was paid as of December 31, 1999, and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5 million. The remaining net proceeds are intended to be used for currently anticipated PFSweb annual capital expenditures of $7 - $10 million, a portion of which may be financed through capital or operating leases, the remaining PFSweb payable balance to Daisytek, for PFSweb working capital needs, and for possible acquisitions by PFSweb. As a result of the IPO, the Company credited additional paid-in capital for approximately $43 million for its share of the net IPO proceeds. Daisytek, which currently owns approximately 80.1% of the outstanding shares of PFSweb's common stock, has announced that it plans to divest its interest in PFSweb. The divestiture involves Daisytek distributing to holders of its common stock all of its interest in PFSweb through a spin-off transaction in which the shares of PFSweb would be distributed to Daisytek common shareholders on a pro-rata basis. Daisytek has filed a ruling request with the Internal Revenue Service ("IRS") with regard to the tax-free treatment of the distribution of its remaining ownership of PFSweb to the Daisytek shareholders. Daisytek has announced that it currently expects a response from the IRS within four to six months and plans to spin-off its remaining ownership of PFSweb in calendar year 2000. The spin-off is subject to certain conditions, and the Company cannot provide assurance as to whether or when it will occur. As a result of the planned spin-off, Daisytek stock options outstanding at the date of the spin-off may be converted to new options in either Daisytek or PFSweb stock at a conversion rate that will not be determined until the spin-off date.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



3.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                               Nine Months Ended
                                                                 December 31,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
Cash paid during the period for:
     Interest ....................................     $      3,035     $      2,040
     Income taxes ................................     $      6,835     $     11,305

4.   COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS):

                                                             Three Months Ended                 Nine Months Ended
                                                                 December 31,                       December 31,
                                                       ------------------------------     -----------------------------
                                                            1999              1998             1999             1998
                                                       ------------      ------------     ------------     ------------
Net income (loss) ................................     $     (2,899)     $      4,981     $      2,236     $     15,295
Comprehensive income adjustments:
     Foreign currency translation
        adjustment ...............................               92                52               90             (383)
                                                       ------------      ------------     ------------     ------------
Comprehensive income (loss) ......................     $     (2,807)     $      5,033     $      2,326     $     14,912
                                                       ============      ============     ============     ============

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the quarter. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options are considered dilutive securities. During the three months ended December 31, 1999, outstanding options to purchase 4,266,988 common shares were anti-dilutive and have been excluded from the weighted average share computation.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                       Three Months Ended                 Nine Months Ended
                                                                           December 31,                      December 31,
                                                                 ------------------------------     -----------------------------
NUMERATOR:                                                           1999              1998             1999             1998
                                                                 ------------      ------------     ------------     ------------
   Income (loss) before cumulative effect of
     accounting change .....................................     $     (2,899)     $      4,981     $      2,236     $     15,700
   Cumulative effect of accounting change ..................               --                --               --             (405)
                                                                 ------------      ------------     ------------     ------------
   Net income (loss) .......................................     $     (2,899)     $      4,981     $      2,236     $     15,295
                                                                 ============      ============     ============     ============

DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares ...............................           17,200            17,140           17,179           17,083
   Effect of dilutive securities:
     Employee stock options ................................               --               432              658              651
                                                                 ------------      ------------     ------------     ------------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares and
          assumed conversions ..............................           17,200            17,572           17,837           17,734
                                                                 ============      ============     ============     ============

   Net income (loss) per common share:
     Basic:
       Income (loss) before cumulative effect of
             accounting change .............................     $      (0.17)     $       0.29     $       0.13     $       0.92
       Cumulative effect of accounting change ..............               --                --               --            (0.02)
                                                                 ------------      ------------     ------------     ------------
       Net income (loss) ...................................     $      (0.17)     $       0.29     $       0.13     $       0.90
                                                                 ============      ============     ============     ============
     Diluted:
       Income (loss) before cumulative effect of
             accounting change .............................     $      (0.17)     $       0.28     $       0.13     $       0.88
       Cumulative effect of accounting change ..............               --                --               --            (0.02)
                                                                 ------------      ------------     ------------     ------------
       Net income (loss) ...................................     $      (0.17)     $       0.28     $       0.13     $       0.86
                                                                 ============      ============     ============     ============

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6. SEGMENT INFORMATION:

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information." The Company operates in three reportable business segments: (1) Computer Supplies, (2) Professional Tape Products, and (3) PFSweb. The Company's reportable segments are strategic business units that offer different products and services and they are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the Computer Supplies segment, which is eliminated as part of the intersegment elimination. In addition, PFSweb and Computer Supplies net revenues are presented as management evaluates the businesses under its modified IBM distributor agreements. No single customer accounted for more than 10% of the Company's net revenues for the nine month periods ended December 31, 1999 and 1998. The following tables set forth information as to the Company's reportable segments (in thousands):

                                                                Professional
                                                 Computer           Tape                           Intersegment
                                                 Supplies         Products          PFSweb         Eliminations          Total
                                               ------------     ------------     ------------      ------------      ------------
THREE MONTHS ENDED DECEMBER 31, 1999
Net revenues .............................     $    253,363     $     22,908     $     10,868      $     (4,052)     $    283,087
Operating contribution ...................            4,456            1,011           (5,497)               --               (30)

THREE MONTHS ENDED DECEMBER 31, 1998
Net revenues .............................     $    198,510     $     24,971     $      3,094      $     (1,068)     $    225,507
Operating contribution ...................            7,956              798              229                --             8,983

NINE MONTHS ENDED DECEMBER 31, 1999
Net revenues .............................     $    679,271     $     69,922     $     20,342      $     (6,522)     $    763,013
Operating contribution ...................           19,160            4,340           (6,123)               --            17,377

NINE MONTHS ENDED DECEMBER 31, 1998
Net revenues .............................     $    585,216     $     78,244     $      7,491      $     (2,704)     $    668,247
Operating contribution ...................           24,993            2,950              343                --            28,286

ASSETS
December 31, 1999 ........................     $    271,420     $     44,603     $     67,106      $         --      $    383,129
March 31, 1999 ...........................          198,527           48,295           69,057                --           315,879

     The Company's Computer Supplies segment includes certain expenses and assets that relate to the Professional Tape Products segment but are not allocated by management to this segment. These expenses relate primarily to the Company's (i) centralized management information, warehouse and telephone systems, and (ii) executive, administrative and other corporate costs. These assets primarily relate to the Company's centralized management information, warehouse and telephone systems and leasehold improvements on shared facilities. In addition, prior to the PFSweb IPO, certain corporate expenses and assets that relate to the PFSweb segment had not been allocated to this segment.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Reconciliation of segment operating contribution to consolidated income before taxes is as follows (in thousands):

                                                         Three Months Ended Dec. 31,         Nine Months Ended Dec. 31,
                                                       ------------------------------     ------------------------------
                                                            1999              1998             1999              1998
                                                       ------------      ------------     ------------      ------------
Segment operating contribution (loss) ............     $        (30)     $      8,983     $     17,377      $     28,286
Acquisition related costs (a) ....................               --               197              619               732
Incremental charges (b) ..........................            1,875                --            9,475                --
Reversal of loss on disposition of business ......               --                --           (1,000)               --
Interest expense .................................            1,452               617            3,222             2,258
                                                       ------------      ------------     ------------      ------------
Consolidated income (loss) before income taxes ...     $     (3,357)     $      8,169     $      5,061      $     25,296
                                                       ============      ============     ============      ============

(a)  These charges relate to the Professional Tape Products segment.

(b) Incremental charges have not been allocated to the reportable segments. These charges relate to certain repositioning and separation activities associated with the planned spin-off of PFSweb, certain other charges as a result of these activities, to increase allowances for bad debts, legal and professional fees related to an unsolicited acquisition offer and other charges effected during such periods.

7.   BUSINESS COMBINATION:

     On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc., a privately held, specialty wholesaler of copier and fax consumables for approximately $19.5 million in cash, resulting in goodwill of approximately $ 8.0 million to be amortized over a period of 20 years.

8.   STOCKHOLDER RIGHTS PLAN:

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

9.   DEBT:

     In October 1999, the Company amended one of its unsecured revolving line of credit agreements (the "Facility"), effective in November 1999, to increase the maximum borrowing availability from $85 million to $105 million. This amendment also provided for the release of PFSweb subsidiaries as guarantors of the Facility upon (i) the effective date of the IPO of the shares of the common stock of PFSweb, Inc. and (ii) the payment from PFSweb, Inc. to Daisytek in settlement of the outstanding payable to Daisytek. In satisfaction of these conditions, PFSweb subsidiaries have been released from their guarantee. Additionally, this amendment also prohibits Daisytek from advancing funds to PFSweb following the completion of the IPO, except in the normal course of business. The Facility has also been amended to increase the interest rate, effective March 1, 2000, to Eurodollar rate plus 1.0% to 1.75% from Eurodollar rate plus .625% to 1.125%. The expiration date of the Facility has also been extended to January 1, 2001. The Company is currently in discussion with its lenders to enter into a new, long-term line of credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated March 26, 1998, and the Company's Report on Form 10-K filed on June 29, 1999, and the PFSweb prospectus dated December 2, 1999, as well as general economic conditions, industry and e-commerce trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, changes in the trend toward outsourcing, increased competition, risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, the unknown effects of possible system failures and rapid changes in technology, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign). This report on Form 10-Q also contains other forward-looking statements, including those related to the planned spin-off of PFSweb. Consummation of the spin-off is uncertain and realization of the anticipated results could take longer than expected and implementation difficulties and market factors could alter anticipated results. Actual results could differ materially from those projected in the forward-looking statements.

BUSINESS STRATEGY

     During December 1999, the Company completed the first phase in its plan to spin-off PFSweb through the completion of an initial public offering of PFSweb stock. In connection with the second phase of this process, the Company has filed a ruling request with the Internal Revenue Service with regard to the tax-free treatment of the distribution of Daisytek's remaining 80% ownership of PFSweb to the Daisytek shareholders. The Company is targeting for this distribution to occur sometime during calendar year 2000. As a result, the following business strategy discussion relates only to the Daisytek business, excluding PFSweb.

     Daisytek is a leading low cost distributor. The Company bases its continued growth on the following strategies:

     1) Focus on the growing computer supplies and professional tape industries in the U.S. and international markets.

     2) Seek acquisitions to supplement growth in the Company's computer supplies business and professional tape business or to add selected product lines.

     The Company's Computer Supplies segment specializes in computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. The Company believes that the demand for these products remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products the Company distributes. Continuing automation of the workplace and the growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. The Company offers these products to its U.S. customers using value-added services such as next-business-day delivery, the latest order cutoff times in the industry, order confirmation, product drop-shipping, and customized product catalogs. The Company plans to expand sales to existing customers, including those in the contract stationer and value-added reseller channels. The Company is also focusing on new distribution channels such as mass merchants, grocery and convenience stores, direct mail marketers and .com business sites.

     The Company continues to research new markets to expand its international computer supplies business. Many international markets are emerging markets that have exponentially higher growth opportunities for consumable computer supplies compared with the United States. Presently, the Company operates sales and distribution centers in Canada, Mexico, Australia and Singapore and exports products into Latin America and certain other regions of the world. The Company believes that its computer supplies experience and broad product range place the Company in a competitive position in emerging international markets.

     The Company began its Professional Tape Products segment in 1998, and has grown this division primarily through acquisitions. This segment operates as a distributor of media products to the film, entertainment and multimedia industries. The distribution sector of this industry in the U.S. is highly fragmented and regionally focused. The Company's acquisition strategy has been to acquire businesses that the Company believes can benefit from Daisytek's core competencies in telemarketing and distribution management to create efficiencies and provide value-added services to the customer base. The Company believes it is nearing the end of its acquisition activity in this industry. Acquired businesses have been integrated to create economies of scale. The Company believes this integration effort will allow it to maintain the strong gross margins earned in this segment, while at the same time reducing SG&A costs as a percentage of net revenues, and, thus, increasing profit margins.

     The Company plans to enhance growth by seeking acquisition opportunities to supplement growth in the Company's computer consumables business and professional tape business or to add selected product lines that can capitalize on Daisytek's expertise in distribution and call-center management and offer the Company an opportunity to expand its product line and increase profit margins. On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc. ("Arlington"), a U.S. based specialty wholesaler primarily focused on copier and fax consumable supplies.

PRO FORMA PRESENTATION

     The following is a pro forma historical financial presentation of the Daisytek business units, excluding PFSweb, for the current fiscal year to date and the last fiscal year. The presentation below considers certain reorganization activities as a result of the planned separation of Daisytek and PFSweb, including the estimated impact of the transaction management services agreement between Daisytek and PFSweb for all periods presented. The second quarter ended September 30, 1999, excludes what management believes are incremental costs of $6.4 million related to a) this planned separation, b) increases in allowance for bad debts, and c) other charges effected during this period. The third quarter ended December 31, 1999, excludes what management believes are incremental costs of $1.9 million for a) the planned separation, b) legal and professional fees related to an unsolicited acquisition offer, and c) other charges effected during this period. The presentation below also excludes acquisition integration costs, loss on disposition of business and cumulative effect of accounting change.

     Daisytek based the following pro forma data on available information and certain estimates and assumptions. Daisytek believes that such assumptions provide a reasonable basis for presenting the results of Daisytek, excluding PFSweb, on a stand alone basis. This pro forma financial information does not reflect what our results of operations may be in the future.

                                                                  Fiscal 2000
                                             -------------------------------------------------------
                                              June 30,       Sept. 30,      Dec. 31,        9 Mos.
                                                1999           1999           1999          Total
                                             ----------     ----------     ----------     ----------
Net revenues ...........................     $  230,046     $  242,876     $  276,271     $  749,193
Cost of revenues .......................        205,464        216,238        251,255        672,957
                                             ----------     ----------     ----------     ----------
    Gross profit .......................         24,582         26,638         25,016         76,236
Selling, general and administrative              17,971         18,339         20,539         56,849
expenses................................     ----------     ----------     ----------     ----------

    Income from operations .............          6,611          8,299          4,477         19,387
Interest expense .......................            652            871          1,316          2,839
                                             ----------     ----------     ----------     ----------
    Income before income taxes .........          5,959          7,428          3,161         16,548
Provision for income taxes .............          2,324          2,901          1,228          6,453
                                             ----------     ----------     ----------     ----------
Net income .............................     $    3,635     $    4,527     $    1,933     $   10,095
                                             ==========     ==========     ==========     ==========

Net income per common share:
    Basic ..............................     $     0.21     $     0.26     $     0.11     $     0.59
    Diluted ............................     $     0.20     $     0.26     $     0.11     $     0.57


                                                                         Fiscal 1999
                                             ----------------------------------------------------------------------
                                              June 30,       Sept. 30,      Dec. 31,      March 31,         FY
                                                1998           1998           1998           1999          Total
                                             ----------     ----------     ----------     ----------     ----------
Net revenues ...........................     $  221,585     $  218,394     $  223,481     $  237,622     $  901,082
Cost of revenues .......................        196,293        193,256        198,811        212,103        800,463
                                             ----------     ----------     ----------     ----------     ----------
    Gross profit .......................         25,292         25,138         24,670         25,519        100,619
Selling, general and administrative              17,754         17,598         17,648         18,322         71,322
expenses................................     ----------     ----------     ----------     ----------     ----------

    Income from operations .............          7,538          7,540          7,022          7,197         29,297
Interest expense .......................            933            829            845            467          3,074
                                             ----------     ----------     ----------     ----------     ----------
    Income before income taxes .........          6,605          6,711          6,177          6,730         26,223
Provision for income taxes .............          2,318          2,618          2,409          2,625          9,970
                                             ----------     ----------     ----------     ----------     ----------
Net income .............................     $    4,287     $    4,093     $    3,768     $    4,105     $   16,253
                                             ==========     ==========     ==========     ==========     ==========

Net income per common share:
    Basic ..............................     $     0.25     $     0.24     $     0.22     $     0.24     $     0.95
    Diluted ............................     $     0.24     $     0.23     $     0.21     $     0.23     $     0.91


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 1999 AND 1998 (PROFORMA).

     Net Revenues. Net revenues for the three months ended December 31, 1999 were $276.3 million as compared to $223.5 million for the three months ended December 31, 1998, an increase of $52.8 million, or 23.6%. Net revenues for the nine months ended December 31, 1999 were $749.2 million as compared to $663.5 million for the nine months ended December 31, 1998, an increase of $85.7 million, or 12.9%. Computer Supplies net revenues increased 27.9% in the quarter ended December 31, 1999, compared to the same period in fiscal year 1999. The Computer Supplies business segment includes the Company's U.S. computer supplies operation, international computer supplies operation and IBM product sales. The net revenue increase in the Computer Supplies business compared to the same quarter in the prior year is primarily attributable to the Arlington acquisition, growth in the international computer supplies business, and growth in IBM product sales. U.S. Computer supplies net sales increased 3.2%, excluding Arlington's net revenues of approximately $25 million, in the quarter ended December 31, 1999, compared to the same period in the prior year. Net revenues in the international computer supplies operations increased 17.0% in the quarter ended December 31, 1999, compared to the same prior year period. The Company experienced strong growth in both its Mexico and Australia subsidiaries. The Company experienced declines in its Latin American business due to tightened credit policies and general economic conditions. The Company's Singapore operations continued to be challenged, which resulted in a revenue decline compared to the same period in fiscal 1999. The Company continually evaluates the business plans and viability of its foreign operations. Net revenues related to the Company's IBM product sales increased due to higher sales volumes under North American distributor agreements and the new European distributor agreements. Professional Tape Products net revenues decreased 8.3% in the third quarter of fiscal year 2000 compared to the same period in fiscal year 1999 due primarily to price degradation in certain product lines and the disposition of the Steadi-Systems professional hardware business, both partially offset by the acquisition of several professional tape businesses in the current year.

     Gross Profit. The Company's gross profit as a percent of net revenues was 9.1% for the three months ended December 31, 1999 as compared to 11.0% for the three months ended December 31, 1998. The Company's gross profit percentage was 10.2% for the nine months ended December 31, 1999 as compared to 11.3% for the nine months ended December 31, 1998. The decrease in the Company's gross profit as a percentage of net revenues was primarily due to the Company's previously announced focus on the key balance sheet areas of inventory and accounts receivable. In order to make improvements in this area, the Company avoided certain vendor incentive programs, during the three months ended December 31, 1999, that for comparative purposes have been previously reflected in the Company's results. During fiscal year 1999, the Company was also able to take advantage of certain enhanced product sourcing opportunities which did not continue in fiscal year 2000 and, thus negatively impacted the fiscal year 2000 gross profit percentage on a comparative basis. Additionally, the gross profit percentage declined in the international computer supplies business due primarily to growth in the international retail business, which typically carries lower margins. Also contributing to the overall decline in gross profit percentage was the large revenue growth in IBM product sales, which are also typically at lower margins. The Company believes that its gross profit percentage may improve from levels reflected during its third quarter, however, certain of these trends are expected to continue and could potentially have a negative impact on gross margins as compared to the prior year. In addition, the Company expects that competitive pressures in the computer supplies operations may negatively impact gross margins during the remainder of fiscal year 2000.

     SG&A Expenses. SG&A expenses for the three months ended December 31, 1999 were $20.5 million, or 7.4% of net revenues, as compared to $17.6 million, or 7.9% of net revenues, for the three months ended December 31, 1998. SG&A expenses for the nine months ended December 31, 1999 were $56.8 million, or 7.6% of net revenues, as compared to $53.0 million, or 8.0% of net revenues, for the nine months ended December 31, 1998. The increase in SG&A expense for this quarter compared to the prior year is primarily attributable to the acquisition of Arlington on October 1, 1999, combined with an increase in variable costs related to higher revenue levels. The decrease in SG&A expenses as a percentage of net revenues for both the three and nine month periods ended December 31, 1999, is primarily due to an increase in IBM product sales with lower SG&A expense ratios. This improved percentage is partially offset by a reduction in net sales to large office superstores, which also have lower SG&A expense ratios.

     Interest Expense. Interest expense for the three months ended December 31, 1999 was $1.3 million as compared to $0.8 million for the three months ended December 31, 1998. Interest expense for the nine months ended December 31, 1999 was $2.8 million as compared to $2.6 million for the nine months ended December 31, 1998. Interest expense was higher for the nine months ended December 31, 1999, primarily due to higher debt balances caused by business acquisition and higher working capital levels throughout the year, which was partially offset by lower interest rates. The weighted average interest rate was 6.3% and 6.7% during the nine months ended December 31, 1999 and 1998, respectively.

     Income Taxes. The Company's effective tax rate was 38.8% and 39.0% for the three months ended December 31, 1999 and 1998, respectively. The effective tax rate for the nine months ended December 31, 1999 and 1998 was 39.0% and 37.7%, respectively. The comparative increase in the first nine months of fiscal year 2000 was primarily due to the impact of the pooling of interests with The Tape Company in the first quarter of fiscal year 1999.

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 1999 AND 1998.

     The following discussion relates to Daisytek, including its majority-owned subsidiary, PFSweb. These are historical results and may not be representative of the Company's results after the planned spin-off of PFSweb.

     Net Revenues. Net revenues for the three months ended December 31, 1999 were $283.1 million as compared to $225.5 million for the three months ended December 31, 1998, an increase of $57.6 million, or 25.5%. Net revenues for the nine months ended December 31, 1999 were $763.0 million as compared to $668.2 million for the nine months ended December 31, 1998, an increase of $94.8 million, or 14.2%. Computer Supplies net revenues increased 27.9% in the quarter ended December 31, 1999, compared to the same period in fiscal year 1999. The Computer Supplies business segment includes the Company's U.S. computer supplies operation, international computer supplies operation and IBM product sales. The net revenue increase in the Computer Supplies business compared to the same quarter in the prior year is primarily attributable to the Arlington acquisition, growth in the international computer supplies business, and growth in IBM product sales. U.S. Computer supplies net sales increased 3.2%, excluding Arlington's net revenues of approximately $25 million, in the quarter ended December 31, 1999, compared to the same period in the prior year. Net revenues in the international computer supplies operations increased 17.0% in the quarter ended December 31, 1999, compared to the same prior year period. The Company experienced strong growth in both its Mexico and Australia subsidiaries. The Company experienced declines in its Latin America business due to tightened credit policies and general economic conditions. The Company's Singapore operations continued to be challenged, which resulted in a revenue decline compared to the same period in fiscal 1999. The Company continually evaluates the business plans and viability of its foreign operations. Net revenues related to the Company's IBM product sales increased due to higher sales volumes under North American distributor agreements and the new European distributor agreements. Professional Tape Products net revenues decreased 8.3% in the third quarter of fiscal year 2000 compared to the same period in fiscal year 1999 due primarily to price degradation in certain product lines and the disposition of the Steadi-Systems professional hardware business, both partially offset by the acquisition of several professional tape businesses in the current year. PFSweb also experienced an increase in its service fee-based activity as a result of new contracts and expansion of existing contracts.

     Gross Profit. The Company's gross profit as a percent of net revenues was 8.3% for the three months ended December 31, 1999 as compared to 11.9% for the three months ended December 31, 1998. The Company's gross profit for the quarter was negatively impacted by certain incremental charges of $1.0 million. Gross profit as a percent of net revenues was 10.0% for the nine months ended December 31, 1999 as compared to 12.0% for the nine months ended December 31, 1998. Excluding certain incremental charges of $4.2 million, gross profit as a percent of net revenues was 10.6% for the nine months ended December 31, 1999. The decrease in the Company's gross profit as a percentage of net sales was primarily due to the Company's previously announced focus on the key balance sheet areas of inventory and accounts receivable. In order to make improvements in this area, the Company avoided certain vendor incentive programs, during the three months ended December 31, 1999, that for comparative purposes have been previously reflected in the Company's results. During fiscal year 1999, the Company was also able to take advantage of certain enhanced product sourcing opportunities which did not continue in fiscal year 2000 and, thus, negatively impacted the fiscal year 2000 gross profit percentage on a comparative basis. Additionally, the gross profit percentage declined in the International Computer Supplies business due primarily to growth in international retail business, which typically carries lower margins. Also contributing to the overall decline in gross profit percentage was the revenue growth in IBM product sales, which are also typically at lower margins. On a consolidated basis, the Company's gross profit percentage was negatively impacted by costs associated with PFSweb's large number of new client implementations. The Company believes that its gross profit percentage may improve from levels reflected during its third quarter, however, certain of these trends are expected to continue and could potentially have a negative impact on gross margins as compared to the prior year. In addition, the Company expects that competitive pressures in the computer supplies operations may negatively impact gross margins during the remainder of fiscal year 2000.

     SG&A Expenses. SG&A expenses for the three months ended December 31, 1999 were $25.3 million, or 8.9% of net revenues, as compared to $17.8 million, or 7.9% of net revenues, for the three months ended December 31, 1998. SG&A expenses for the nine months ended December 31, 1999 were $68.7 million, or 9.0% of net revenues, as compared to $51.8 million, or 7.7% of net revenues, for the nine months ended December 31, 1998, excluding acquisition related costs in each period and the reversal of loss on disposition of business. The increase in SG&A expenses and the related increase in SG&A as a percentage of net revenues, for the first three quarters of fiscal year 2000, is primarily attributable to (i) the acquisition of Arlington on October 1, 1999, (ii) the investments in resources and technology to implement new contracts and further develop infrastructure for PFSweb and, (iii) a reduction in net sales to large office superstores, which typically have lower SG&A expense ratios. This impact on the SGA percentage was partially offset by an increase in IBM product sales with lower SG&A expense ratios. SG&A expenses for the three and nine month periods ended December 31, 1999, included incremental charges primarily related to certain repositioning and separation activities associated with the PFSweb spin-off, certain other charges as a result of these activities, to increase allowances for bad debts related primarily to issues in the Company's Latin American accounts receivable and for legal and professional fees related to an unsolicited acquisition offer. Over the next few quarters, the Company expects to record additional incremental charges of $1.5 million to $2.0 million for the remainder of these activities, and for acquisition integration expenses related to the purchase of Arlington in October 1999.

     Acquisition Related Costs. During the nine months ended December 31, 1999, the Company recorded costs of approximately $0.6 million applicable to transition, integration and merger activities within its Professional Tape Division. During this same period in fiscal year 1999, Daisytek incurred various acquisition costs of $0.7 million related to accounting, legal and other costs applicable to the acquisition of The Tape Company.

     Loss on Disposition of Business. In fiscal 1999, the Company recorded a charge of $2.8 million related to the disposition of its professional tape hardware business. In the second quarter of fiscal year 2000, the Company reversed $1.0 million of this charge related to facility lease termination costs, since management now believes it will be able to avoid some of these costs.

     Interest Expense. Interest expense for the three months ended December 31, 1999 was $1.5 million as compared to $0.6 million for the three months ended December 31, 1998. Interest expense for the nine months ended December 31, 1999 was $3.2 million as compared to $2.3 million for the nine months ended December 31, 1998. Interest expense was higher for the nine months ended December 31, 1999, primarily due to higher debt balances caused by business acquisitions and higher working capital levels throughout the year. This impact was partially offset by lower interest rates and by proceeds from the PFSweb IPO which was completed in December 1999. The weighted average interest rate was 6.3% and 6.7% during the nine months ended December 31, 1999 and 1998, respectively.

     Income Taxes. The Company's effective tax rate was approximately zero for the three months ended December 31, 1999 compared to 39.0% for the three months ended December 31, 1998. The effective tax rate for the nine months ended December 31, 1999 and 1998 was 65.5% and 37.9%, respectively. The income tax provision is negatively impacted for the three and nine month periods ending December 31, 1999, due to losses generated by PFSweb for which no income tax benefit has been recorded. Due to the Company's limited operating history in Europe, it is uncertain whether it is "more likely than not" that the Company will be able to utilize its cumulative tax losses and therefore no tax benefit has been recorded related to these losses. Additionally, although PFSweb will continue to be included in the Company's consolidated U.S. tax return through the spin-off, for the period between the IPO and the spin-off, any loss generated by PFSweb, in excess of established limits, may not be utilized at a consolidated level. Accordingly, no benefit has been recorded related to PFSweb's U.S. operating loss subsequent to the IPO. To the extent PFSweb's U.S. entities or European subsidiary have tax losses in future quarters, prior to the spin-off, it will continue to negatively impact the Company's consolidated income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been from financing activities. During the nine months ended December 31, 1999, net cash of $54.7 million was provided by financing activities, compared to net cash provided by financing activities of $23.0 million for the nine months ended December 31, 1998.

 In December 1999, PFSweb successfully completed its IPO and sold 3,565,000 shares of common stock at $17 per share. Net proceeds from the IPO aggregated approximately $53 million and were used to repay PFSweb's intercompany payable to Daisytek, approximately $28 million, of which approximately $22 million was paid as of December 31, 1999, and to acquire from Daisytek all fixed assets in its Memphis distribution facility as well as certain assets providing information technology services for approximately $5.0 million. In connection with this sale of assets, Daisytek and PFSweb have entered into a five year agreement whereby PFSweb will provide transaction management services for Daisytek's U.S. wholesale consumable supplies business. During the nine months ended December 31, 1998, cash provided by financing activities was generated primarily from proceeds from revolving lines of credit. In conjunction with the Professional Tape Products segment's business combination, certain acquired debt of The Tape Company was paid in full by the Company during the nine months ended December 31, 1998. Included in cash flows from financing activities for the nine months ended December 31, 1998 are distributions made to former shareholders of The Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company, which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company.

     The Company's cash at December 31, 1999 is primarily related to the remaining proceeds from the IPO, which are intended to be used for PFSweb's anticipated capital expenditures, the remaining PFSweb payable balance to Daisytek, future PFSweb working capital needs, and possible acquisitions by PFSweb. Remaining IPO proceeds cannot be utilized to pay down the Company's outstanding balance on its credit facility.


     Net cash provided by operating activities for the nine months ended December 31, 1999, was $6.8 million compared to net cash used in operating activities of $2.7 million for the same period the prior year. Working capital increased to $192.0 million at December 31, 1999 from $138.8 million at March 31, 1999. This increase of $53.2 million was primarily attributable to 1) acquisition of the Arlington business, 2) remaining net PFSweb IPO proceeds; and
3) increase in accounts receivable related to growth in the existing business units. These factors were partially offset by a decline in inventory levels during this period. This reduction in inventory resulted from the Company's focus on its critical balance sheet components. During the quarter ended December 31, 1999, the Company experienced improvements in inventory turns in all business units.

     Funds used for investing activities during the nine months ended December 31, 1999 and 1998 primarily included costs to acquire businesses and capital expenditures. During June 1999, the Company purchased assets of a regional professional tape business for approximately $2.2 million, and in October 1999, purchased certain assets and liabilities of a specialty wholesaler of copier and fax consumables for approximately $19.5 million. Capital expenditures were approximately $12.1 million and $6.1 million during the nine months ended December 31, 1999 and 1998, respectively. These capital expenditures consisted primarily of additions to upgrade the Company's management information systems and expansion of its PFSweb distribution facilities, both domestic and foreign. The Company anticipates that its total investment in upgrades and additions to facilities for fiscal year 2000 will be approximately $14 million to $17 million. The Company's PFSweb subsidiary has a long-term contractual agreement with one of its clients pursuant to which, as part of the services that PFSweb provides, PFSweb finances certain of the client's inventory. This financing agreement provided net cash flows of $3.4 million for the nine months ended December 31, 1999, and used net cash flows of $9.4 million for the nine months ended December 31, 1998. Subsequent to December 31, 1999 the client gave PFSweb a preliminary indication that they might not have PFSweb finance this inventory in the future.

    At December 31, 1999, the Company's unsecured revolving lines of credit provided for borrowings up to approximately $129 million. There were outstanding balances on the lines of credit totaling $51.8 million at December 31, 1999, leaving approximately $77 million available for additional borrowings.

    In October 1999, the Company amended one of its unsecured revolving line of credit agreements (the "Facility"), effective in November 1999, to increase the maximum borrowing availability from $85 million to $105 million. This amendment also provided for the release of PFSweb subsidiaries as guarantors of the Facility upon (i) the effective date of the IPO of the shares of the common stock of PFSweb, Inc. and (ii) the payment from PFSweb, Inc. to Daisytek in settlement of the outstanding payable to Daisytek. In satisfaction of these conditions, PFSweb subsidiaries have been released from their guarantee. Additionally, this amendment also prohibits Daisytek from advancing funds to PFSweb, except in the normal course of business. The Facility has also been amended to increase the interest rate, effective March 1, 2000, to Eurodollar rate plus 1.0% to 1.75% from Eurodollar rate plus .625% to 1.125%. The expiration date of the Facility has also been extended to January 1, 2001. The Company is currently in discussion with its lenders to enter into a new, long-term line of credit agreement.

     The Company believes that international markets represent further opportunities for growth. The Company attempts to protect itself from foreign currency fluctuations by denominating substantially all of its non-Canadian and non-Australian international sales in U.S. dollars. In addition, the Company has entered into various forward Canadian and Australian currency exchange contracts in order to hedge the Company's net investment in, and its intercompany payable applicable to, its Canadian and Australian subsidiaries. The Company has the following forward currency exchange contracts outstanding as of December 31, 1999:


       CURRENCY TYPE            US$ CONTRACT AMOUNT           CONTRACT TYPE               EXPIRATION
       -------------            -------------------           -------------               ----------
     Canadian Dollars              $8.3 million           Sell Canadian Dollars            May 2000
    Australian Dollars             $2.6 million          Sell Australian Dollars         February 2000
    Australian Dollars             $7.9 million          Sell Australian Dollars          April 2000
    Australian Dollars             $1.3 million          Sell Australian Dollars          April 2000


     As of December 31, 1999, the Company had incurred unrealized losses of approximately $0.2 million on the outstanding forward exchange contracts. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, Australian, Mexican, and Singaporean subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     In the future, the Company may attempt to acquire other businesses to expand its existing computer supplies and professional tape businesses in the U.S. or internationally, expand its product line similar to the Company's entry into the Professional Tape Products segment and expand its services or capabilities in connection with its efforts to grow its PFSweb business. The Company currently has no binding agreements to acquire any material businesses. Should the Company be successful in acquiring other businesses, the Company may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, the Company can give no assurance with respect to whether it will be successful in identifying such a business to acquire, whether it will be able to obtain financing to complete such an acquisition, or whether the Company will be successful in operating the acquired business.

     The Company believes it will be able to satisfy its working capital needs for the next twelve months, as well as business growth and planned capital expenditures, through funds available under the Company's various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under the Company's credit facilities. Further, depending on market conditions and the terms thereof, the Company may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The carrying value of the Company's financial instruments, which include cash and cash equivalents and capital lease obligations, approximate their fair values based on current market price and rates.

     The Company is subject to market risk associated with changes in interest rates and foreign currency exchange rates. Interest rate exposure is limited to the Company's outstanding balances on its revolving lines of credit, which amounted to $51.8 million at December 31, 1999. The interest rates on the revolving lines of credit float with the market. A 50 basis point movement in interest rates would result in an increase or decrease in interest expense of approximately $259,000 annualized, based on the outstanding balances of the revolving lines of credit at December 31, 1999.

    The Company's foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars, Singapore Dollars and the Euro. The Company's international sales and purchases are generally U.S. Dollar based, except in Canada and Australia and, to a lesser extent, in Europe. In order to mitigate foreign currency rate risk, the Company periodically enters into foreign currency forward contracts to hedge the net investments and long-term intercompany payable balances applicable to its Canadian and Australian subsidiaries. The Company had four outstanding foreign currency forward contracts at December 31, 1999. If the foreign exchanges rates of the Canadian and Australian currencies fluctuate 10% from the December 31, 1999 rates, gains or losses in fair value on the four outstanding contracts would be $2.4 million.

YEAR 2000 ISSUE

     The Company completed its identification, assessment and remediation of the year 2000 compliance issue ("Y2K") in December 1999. The total expenses incurred by the Company related to Y2K was approximately $0.8 million, of which $0.3 million was incurred during the nine months ended December 31, 1999. These expenses included both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not reported separately. To date, the Company has not experienced any material Y2K failures and to the best of its knowledge neither have any of its significant customers or service providers. However, there can be no assurance that in the future issues related to Y2K will not have a material adverse effect on our financial condition or that of our significant customers or service providers.

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

     The seasonality of the Company's PFSweb business is dependent upon the seasonality of its clients' business and their sale of their products. Accordingly, management must rely upon the projections of its

PFSweb clients in assessing quarterly variability. We believe that as the PFSweb business grows with consumer product clients, its business activity will be more significant in the quarter ended December 31.

     The Company believes that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. The Company presently utilizes derivative financial instruments only to hedge its net investments in certain of its foreign operations. SFAS No. 133 requires gains or losses on these financial instruments in other comprehensive income as a part of the cumulative translation adjustment. The Company is currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of these financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. Early adoption of the standard is allowed, however, the statement cannot be applied retroactively to financial statements of prior periods.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)    Exhibits:


          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS


            2.1 Master Separation Agreement by and among Daisytek International Corporation, Daisytek, Incorporated, Priority Fulfillment Services, Inc. and PFSweb, Inc.

            2.2 Initial Public Offering and Distribution Agreement by and among Daisytek International Corporation, Daisytek, Incorporated, and PFSweb, Inc.

            2.3 Registration Rights Agreement by and among Daisytek International Corporation, Daisytek, Incorporated and PFSweb, Inc.

            2.4 Tax Indemnification and Allocation Agreement between Daisytek International Corporation and PFSweb, Inc.

            2.5 Transition Services Agreement between Daisytek, Incorporated and PFSweb, Inc.

            2.6 Transaction Management Services Agreement between Daisytek, Incorporated and Priority Fulfillment Services, Inc.

            10.1 PFSweb, Inc. Underwriting Agreement by and among PFSweb, Inc., Daisytek International Corporation and the Underwriters named therein.

            27.1 Financial Data Schedule for the nine months ended December 31, 1999

            27.2 Financial Data Schedule for the nine months ended December 31, 1998

    b)    Reports on Form 8-K:

              None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 14, 2000




                                          DAISYTEK  INTERNATIONAL CORPORATION

                                          By:  /s/ Thomas J. Madden
                                             ----------------------------------
                                               Thomas J. Madden
                                               Chief Financial Officer,
                                               Chief Accounting Officer,
                                               Vice President - Finance

                                INDEX TO EXHIBITS


          EXHIBIT
          NUMBER            DESCRIPTION
          -------           -----------
            2.1             Master Separation Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated,
                            Priority Fulfillment Services, Inc. and PFSweb, Inc.

            2.2 Initial Public Offering and Distribution Agreement by and among Daisytek International Corporation, Daisytek, Incorporated and PFSweb, Inc.

            2.3             Registration Rights Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated and PFSweb, Inc.

            2.4             Tax Indemnification and Allocation Agreement between
                            Daisytek International Corporation and PFSweb, Inc.

            2.5             Transition Services Agreement between Daisytek,
                            Incorporated and PFSweb, Inc.

            2.6             Transaction Management Services Agreement between
                            Daisytek, Incorporated and Priority Fulfillment
                            Services, Inc.

            10.1            PFSweb, Inc. Underwriting Agreement by and among
                            PFSweb, Inc., Daisytek International Corporation and the Underwriters named therein.

            27.1            Financial Data Schedule for the nine months ended
                            December 31, 1999

            27.2            Financial Data Schedule for the nine months ended
                            December 31, 1998