Form 10-K405
period 2000-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2000-06-29
CIK 887403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                         Commission File Number 0-25400
                             ---------------------
                       DAISYTEK INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                             ---------------------

                  DELAWARE                                       75-2421746
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

 500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                         75074
  (Address of principal executive offices)                       (Zip code)

        Registrant's telephone number, including area code: 972-881-4700
                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 2000 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $213,405,551.

     As of June 19, 2000, there were 17,643,711 shares outstanding of the registrant's Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the proxy statement for the annual meeting of shareholders to be held during 2000 are incorporated by reference in this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   16
Item 3.    Legal Proceedings...........................................   17
Item 4.    Submission of Matters to a Vote of Security Holders.........   17

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................   18
Item 6.    Selected Consolidated Financial Data........................   19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   20
Item 7a.   Quantitative and Qualitative Disclosure About Market Risk...   32
Item 8.    Financial Statements and Supplementary Data.................   33
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   58

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........   58
Item 11.   Executive Compensation......................................   58
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   58
Item 13.   Certain Relationships and Related Transactions..............   58

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   59
SIGNATURES.............................................................   63

     Unless otherwise indicated, all references to "Daisytek," "we," "us" and "our" refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, the Company's primary operating subsidiary. All references to "PFSweb" refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. References in this Report to the Company's fiscal year means the 12-month period ending on March 31 of such year.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Daisytek is a leading wholesale distributor of computer, copier, fax and office supplies products, professional audio and video tape products and also a leading provider of transaction management services to both traditional and electronic commerce (or e-commerce) companies. We operate in three business segments: (1) Computer and Office Supplies; (2) Professional Tape Products; and
(3) transaction management services conducted by our majority owned subsidiary, PFSweb, Inc. ("PFSweb"). These reportable segments are strategic business units that offer different products and services and are managed separately, based on fundamental differences in their operations. We sell our products and services in the United States, Canada, Australia, Mexico, South America, the Pacific Rim and Europe. We believe we are one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media.

     Our Computer and Office Supplies segment began operations in the United States in the 1980's and expanded internationally into Canada in 1989, Mexico in 1994 and Australia/Asia in 1996. This segment distributes over 10,000 nationally known, name-brand computer and office supplies products to over 30,000 customer locations. These products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Sharp, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. On October 1, 1999, we acquired certain assets and liabilities of Arlington Industries, Inc., ("Arlington") a privately held, specialty wholesaler of copier and fax consumables. Subsequent to our year-end, on May 3, 2000, we acquired certain assets and liabilities of B.A. Pargh LLC ("B.A. Pargh"), a wholesaler of office products. The B.A. Pargh acquisition will add an additional 7,000 office products and supplies which are shipped to over 20,000 customer locations.

     Our Professional Tape Products segment began in 1998 and currently distributes more than 3,000 professional tape products to over 26,000 customers primarily in the United States. Our customers primarily include production and broadcast companies, advertising and governmental agencies, cable television providers, educational institutions and healthcare providers. Our professional tape products include videotape, audiotape, motion picture film and data storage media.

     PFSweb is an international provider of business infrastructure solutions for manufacturers, distributors and retailers that enable to rapid development and deployment of traditional and e-business strategies. PFSweb offers a complete array of services to support its clients' current and future business initiatives. PFSweb's solutions include professional consulting services, order management, web-enabled customer care services, billing and collection services, information management and international fulfillment and distribution services. PFSweb currently provides traditional and e-business infrastructure solutions to over 30 clients that are positioned as market leaders in a range of industries, including apparel, computer products, printers, sporting goods, cosmetics and consumer electronics, among others.

     Financial information relating to our segments and geographic areas can be found in Note 11 of the Consolidated Financial Statements included in this document.

     On December 2, 1999, PFSweb (NASDAQ: PFSW) sold to the public 3,565,000 shares of common stock at $17 per share in an initial public offering (the "Offering"). Through our ownership of 14,305,000 shares of PFSweb common stock outstanding, we retain about 80.1% of the total equity in PFSweb. Net proceeds of the Offering aggregated $53.0 million and a portion was used by PFSweb to repay us for outstanding intercompany debt of approximately $27 million and to purchase all fixed assets at our Memphis distribution facility, as well as certain information technology assets, for $5.0 million. Daisytek used its portion of the proceeds to repay bank debt. In connection with the Offering, Daisytek and PFSweb entered into a five year agreement in which PFSweb will provide certain transaction management services for us.

     In June, 2000, we received a private letter ruling from the Internal Revenue Service (the "IRS Ruling") regarding the tax-free treatment of the distribution of our remaining ownership in PFSweb to Daisytek common shareholders on a pro-rata basis. As a result, on June 8, 2000, the Daisytek board of directors approved plans to effect the complete separation of PFSweb from Daisytek and have authorized the distribution to our shareholders of all of our 14,305,000 PFSweb shares in a transaction known as a spin off. The distribution is payable at the close of business on July 6, 2000 to shareholders of record as of June 19, 2000 (the "Record Date".) The shareholders as of the Record Date will receive a pro rata distribution of about 0.81 shares of PFSweb stock for each share of Daisytek stock they own on that date.

BUSINESS

  Computer and Office Supplies

     The Computer and Office Supplies segment distributes over 10,000 computer supplies products to over 30,000 customer locations, including value-added resellers ("VARs"), computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, groceries and drugstores, dot.coms, and other retailers who resell the products to end-users. Computer supplies revenues, which have been adjusted to reflect IBM product revenues activity for the entire year, represent 89.5% of our total revenues in fiscal 2000. We believe we are one of the largest independent wholesale distributors of computer supplies products in the world.

     The Computer and Office Supplies segment sells primarily nationally known, name-brand computer supplies products manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Sharp, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. The Computer and Office Supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories. These products are used in a broad range of computer and office automation products, including laser and inkjet printers, photocopiers, fax machines and data storage products. As a result of the B.A. Pargh acquisition, this segment will now include approximately 7,000 additional office products and supplies, such as envelopes and business forms, writing instruments, paper, office machines and all desktop supplies which are shipped to over 20,000 customer locations.

     The Computer and Office Supplies segment utilizes sophisticated telemarketing, direct mail programs, frequent innovative sales promotions and electronic commerce technology to market computer supplies products throughout the United States, Canada, Mexico, Australia and Latin America, as well as other international markets, including the Pacific Rim.

  UNITED STATES COMPUTER AND OFFICE SUPPLIES

     Daisytek began its Computer and Office Supplies business in the United States in the 1980's. We operate sales offices in Plano, Texas, and we service the United States and some international markets by distributing our products through a centralized distribution center in Memphis, Tennessee, which is operated by PFSweb. Most of our domestic computer supplies products are shipped via Federal Express which, together with PFSweb's centralized distribution center, enables us to accept orders for computer supplies products until 10:30 p.m. Eastern Standard Time (EST) and offers our customers next business day delivery of product in stock. Additionally, through our acquisition of Arlington in October, 1999, we operate sales and distribution facilities in Libertyville, Illinois; Kearny, New Jersey; Atlanta, Georgia; Los Angeles, California; and Miami, Florida. Arlington ships the majority of its products via Federal Express and UPS. Our U.S. computer supplies revenues represent 63.1% of our total revenues for fiscal year 2000.

  INTERNATIONAL COMPUTER SUPPLIES

     We expanded our computer supplies business internationally by entering the Canadian market in 1989, Mexico in 1994, Australia in 1996 and Singapore in 1997. To service these markets we began to operate smaller regional sales and distribution centers in these countries. In addition, we operate a regional sales office and distribution center in Miami, Florida, which services certain Latin American markets. Our international computer supplies revenues represent 26.4% of our total revenues for fiscal 2000. Effective March 31, 2000, we elected to close our Singapore operation and consolidate the remaining business activity into our Asia Pacific headquarters in Australia.

  Professional Tape Products

     In 1998, Daisytek added its Professional Tape Products segment with the acquisitions of The Tape Company, Inc. ("The Tape Company") and Steadi-Systems, Ltd. ("Steadi-Systems"). On March 31, 1999, we purchased the professional tape division of Videotape Products, Inc. ("VTP"). In connection with this purchase, we also sold certain assets of Steadi-Systems' professional hardware division to VTP. The Professional Tape Products segment is based in Chicago, Illinois, and operates as a distributor of media products to the film, entertainment and multimedia industries. The Professional Tape Products segment distributes more than 3,000 professional tape products to over 26,000 customers primarily in the United States. Professional Tape Products include videotape, audio tape, motion picture film, and data storage media used in professional video and audio production. Customers include production companies, post-production operations, educational institutions, broadcast stations, corporate in-house production facilities, healthcare providers, advertising and governmental agencies, surveillance and security operations, cable television providers and event and wedding videographers. Professional Tape Products revenues represented 8.8% of our total revenues in fiscal year 2000.

  PFSweb

     PFSweb provides proven, fast and secure business infrastructure solutions for manufacturers, distributors and retailers that enable the rapid development and deployment of traditional and e-business strategies. Their solutions are flexible, dynamic and specific to each individual client business case, allowing them to offer a complete array of services to support our clients current and future business initiatives. PFSweb's infrastructure is seamlessly integrated with their clients' systems, thereby making them transparent to their clients' customers while they handle the lifecycle of the transaction "from the click of the mouse to the knock at the house."(SM) PFSweb offers their services as integrated solutions, which enable their clients to outsource their traditional and e-business infrastructure needs to a single source allowing for greater focus on their core competencies. PFSweb provides a broad range of services, including order management, web-enabled customer care services, billing and collection services, information management, international fulfillment and distribution services and professional consulting services. PFSweb operates in the United States, Canada and Europe. PFSweb currently services over 30 clients including IBM, Hewlett-Packard, Adaptec, adidas, Xerox, Thomson Consumer Electronics, Nokia, ISA International plc., Emtec, American Eagle Outfitters and Sharper Image. Daisytek currently operates in this business through its 80.1% ownership in PFSweb.

PRODUCTS AND SERVICES

  Computer and Office Supplies

     Daisytek distributes more than 10,000 different computer supplies products. We regularly update our product line to reflect advances in technology and to provide a wide range of the most popular products. Our major product and service categories can generally be classified as follows:

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

     Impact Printer Supplies. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high-speed dot matrix printers. While new technology is moving toward non-impact printing, we believe that a base of impact printers, such as dot matrix printers, are still in use and require a continuing amount of computer supplies products.

     Accessories and Other Products. Accessories sold by the Computer and Office Supplies segments include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. We also sell a number of other products such as specialty paper, banking supplies and selected business machines.

     Due to the acquisition of B.A. Pargh, subsequent to our March 31, 2000 year end, about 7,000 products, such as envelopes and business forms, writing instruments, paper, office machines, and all desktop supplies, have been added to Daisytek's Computer and Office Supplies product range.

  Professional Tape Products

     Professional Video and Audio Products. We sell more than 3,000 professional tape products. Professional video and audio products include digital and analog formats of professional video and audio recording media, the majority of which are cassette based. We also sell motion picture film, disc-based media such as recordable compact discs and recordable DVD, and data storage media products that are used in the editing and archiving of video and audio productions. Custom logo VHS tapes and recordable compact discs, which are foil-stamped or silk-screened with the customer's logo and program information are also sold. Accessory items, such as videotape cases, sleeves, labels, audio tape reels, storage/mailing boxes, and high density media storage systems, such as shelving or cabinets, are also available for sale.

  PFSweb

     PFSweb provides proven, fast and secure business infrastructure solutions for manufacturers, distributors and retailers that enable the rapid development and deployment of traditional and e-business strategies. PFSweb designs diverse solutions for Fortune 500, Global 1000 and brand name clients around a flexible core business infrastructure that includes:

     - Professional consulting services, including a consultative team of experts that tailor solutions to each client and consistently seek out ways to increase efficiencies and produce benefits for the client.

     - Order management, including real-time integrated order processing solutions that specifically allow for complete access and visibility to inventory availability, credit authorization, order status, and shipment tracking;

     - Web-enabled customer care services, including customer care centers utilizing voice, e-mail, and Internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

     - Billing and collection services, including secure on-line credit card processing, fraud protection, invoicing, credit management and collection;

     - Information management, including real-time data interfaces, data exchange services and data mining;

     - International fulfillment and distribution services, including warehouse management, inventory management, product warehousing, order picking and packing, transportation management and product return administration; and

SUPPLIERS

     Our Computer and Office Supplies products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Lexmark, IBM, Sharp, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. During fiscal year 2000, approximately 79% of the Computer and Office Supplies product net revenues were derived from products supplied by the Computer and Office Supplies segments' ten largest suppliers. The sale of Hewlett-Packard and IBM products combined accounted for approximately 55% of Computer and Office Supplies net revenues, with the sales of the other eight largest suppliers each accounting for between 2% to 6% of Computer and Office Supplies net revenues.

     Our Professional Tape Products are supplied by over 30 manufacturers, including Sony, Fuji, Quantegy, Maxell, Panasonic, BASF, TDK, Kodak, JVC, and Russ Bassett. During fiscal 2000, approximately 86% of the Professional Tape Products net revenues were derived from products supplied by the segment's five largest suppliers, with the sales of the remaining suppliers each accounting for less than 5% of Professional Tape Products net revenues.

     Many of our suppliers offer rebate programs under which, subject to us purchasing certain predetermined amounts of inventory, we receive rebates based on a percentage of the dollar volume of total rebate program purchases. We also take advantage of several other programs offered by many of our suppliers. These include price protection plans under which we receive credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which we can return slow moving inventory in exchange for other products. In addition, in order to introduce new products, many suppliers will permit us to return all unsold inventory after an introductory trial period. Material changes by one or more of our key suppliers of their pricing arrangements or other marketing programs may have a material and adverse affect on our business.

     Our purchases of computer supplies and professional tape products inventory are closely tied to sales and are generally based upon the sales volume of the most recent six to ten week periods. Some of our suppliers require minimum annual purchases, which, for fiscal year 2001, will aggregate approximately $76 million.

     We have entered into written distribution agreements with Hewlett-Packard, Canon, Lexmark, IBM, Xerox, Epson, Brother and Okidata and many of the other major suppliers of the products we distribute. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. We consider our relationships with our major suppliers to be good. However, we cannot assure you that a material change in the relationship with one or more of our major suppliers may not have an adverse effect on our business.

     Although we purchase most of our products directly from authorized U.S. manufacturers, we also import products from foreign sources, particularly when fluctuations in foreign exchange rates or product prices make it attractive to do so. Similarly, depending upon product pricing and availability, we also purchase products from secondary sources, such as other wholesalers and selected dealers, rather than directly from the manufacturer. We utilize our ability to purchase imported and secondary source products in order to provide our customers with competitive prices and a wide range of product lines. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, we have established various procedures which we believe enable us to identify unauthorized products and, to the extent possible, return such unauthorized products to the foreign or secondary source. Nevertheless, we can not assure you that we will be completely successful in such efforts or that such imported and secondary source products will continue to be available or that any lack of availability may not have a material adverse effect on our business.

SALES AND MARKETING

  Computer and Office Supplies

     The Computer and Office Supplies segment utilizes sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other marketing efforts to market its computer supplies products. International computer supplies sales accounted for approximately 29.5% of our total computer and office supplies net revenues in fiscal 2000, and we believe that international markets represent further opportunities for growth. Daisytek began its international computer supplies presence with sales and distribution operations in Canada. To service the growing Latin American market, we opened a sales office and distribution center in Mexico City, Mexico in November 1994 and opened a similar facility in Miami, Florida, in January 1996. Additionally, in October 1996, we acquired a computer and office automation supplies wholesaler in Australia. There can be no assurance that we will be successful in these or other international efforts or that the risks inherent in international operations, such as currency fluctuations or the political or economic instability of certain foreign countries and regions, such as Mexico and Latin America, will not have a material adverse effect on our business.

     The customer and prospect database for computer supplies products includes United States, Canadian, Australian, Mexican, Latin American, and other foreign computer supplies dealers, office product dealers, VARs, buying groups, computer stores, contract stationers, computer and office product superstores, catalog merchandisers, drug and grocery stores, mass merchandisers, direct mail marketers, college bookstores, dot coms and other resellers. We currently ship our computer supplies products to over 30,000 customer locations. The traditional computer supplies customer is a small to medium sized reseller who does not have the resources to establish direct purchasing relationships with multiple manufacturers and, instead, must rely on wholesale distributors like us. We also sell our products to a number of large customers, including computer and office product superstores, contract stationers and grocery and drugstores, which benefit from our product breadth, timely delivery of fast-moving products, and efficient distribution of a variety of product lines to multiple locations. Similarly, we offer these advantages to some of the emerging customer groups, such as dot.coms. No single customer accounts for more than 10% of the total computer supplies sales for any of the fiscal years ended March 31, 2000, 1999 and 1998.

     Our computer supplies sales and telemarketing department is divided into several groups or teams, each having its own particular sales objective. For example, the Retail Department focuses specifically on large computer retailers and office product superstores. Similarly, separate groups of sales representatives are responsible for a select group of national accounts, such as contract stationers, office products dealers and buying groups, while other groups focus on new accounts, VARS, convenience stores and mass merchant customers, existing business or international and export sales. Each sales team is led by a business manager and a pricing broker and is supported by a group of highly trained in-bound call center specialists who are dedicated to serving each customer's unique needs. We believe this sales structure ensures the highest level of service for our customers. By utilizing sophisticated telemarketing software and call management systems, including caller identification, sales representatives are able to verify customer account numbers and contact persons and quickly identify a customer's buying patterns, recent purchases, credit availability and other sales and marketing information. The telecommunications software also enables sales and marketing management to better identify, control and monitor sales representatives' prospecting activity with customers.

     We provide extensive training for new computer supplies products sales personnel with special emphasis on the need for regular customer contact, prompt response to customers' demands for product information and the continuous need to inform customers of technological advancements and new product introductions by our suppliers. Together with our major suppliers, we provide our sales personnel with ongoing product-specific training and education emphasizing computer supplies as well as new technologies, new products, new product applications and vertical market intelligence.

     In order to maintain our position as a low cost wholesale distributor, we regularly monitor the efficiency of our sales staff. By utilizing sophisticated telecommunications equipment, we are able to measure the number of calls being fielded by a sales representative, their success rate in terms of orders obtained compared to calls taken and customer service statistics, such as abandoned call rates and average response times. Our sales force receives a base salary as well as varying sales incentives based on gross profit margin achievements. In addition, a number of suppliers periodically offer sales bonus programs in connection with specific product sales campaigns, which can further augment a sales representative's compensation.

     One of our primary marketing tools in the computer supplies business is a quarterly catalog, known as the "Book of Deals." In order to promote our image as a low cost wholesaler and provider of value-added services, the Book of Deals usually highlights a theme related to specific products, customer services or a combination of the two. Our domestic computer supplies business presently distributes a total of approximately 45,000 catalogs and contract price books to its active customers in the United States each quarter. The international computer supplies business distributes a separate Book of Deals designed specifically for the Canadian, Mexican and Australian markets. Other catalog-type marketing tools used by our computer supplies segment include customized catalogs produced by us for resellers to distribute to their end-user customers. The computer supplies business also utilizes direct mail vehicles, such as flyers, postcards and mini catalogs, which announce new product line additions or special promotions and are usually inserted in the Book of Deals or mailed directly to customers. We also market our products through trade show exhibits, trade publication advertising, and are increasingly utilizing Web-based vehicles such as the Daisytek internet site (www.daisytek.com), permission based e-mail broadcasts and internet advertising.

     Although the Book of Deals remains one of the primary marketing tools for sales of computer supplies products, we also use electronic commerce marketing tools as well. We believe we have established ourselves as a leader in the deployment of electronic commerce in the computer supplies products industry. These tools are designed to win further market share and to reduce cost in the customer relationship by automating information flow. By accepting both externally developed commercially available technologies as well as internally developed proprietary technologies, we can offer a suite of electronic commerce solutions including: traditional X.12, proprietary EDI, and integrated FTP; third party software systems such as DDMS, Copas, and The Systems House; Internet, intranet, and extranet systems.

     During fiscal year 1998, Daisytek introduced its exclusive online ordering and information system known as "SOLOnet." SOLOnet provides customers with on-line ordering capabilities, fingertip access to up-to-date pricing, product and order information, search and retrieval capabilities based on part numbers, manufacturers, product description, retail price, machine compatibility and other factors, and convenient access to manufacturers' product literature and training videos, and allows customers to view their own account information.

     We have developed technology that is specifically targeted at quickly integrating and synchronizing our systems with those of our customers and clients with a high degree of accuracy and reliability. Using our suite of e-business applications, we can enable our customers and clients to easily integrate their Web sites or ERP systems to our systems for real-time transaction processing without regard to their specific hardware platform or operating system. This application suite is an open systems XML-based set of products that allow for quick implementation and universal compatibility. This high level of systems integration allows our customers and clients to automatically process orders, process credit card payments, obtain shipment tracking information and transact other key e-commerce information. We also have developed systems to track information sent to us by customers and clients as it moves through our systems in the same manner a package would be tracked by a carrier throughout the delivery process. Our systems enable us to trace at a detailed level what information was received, transmission timing, and any errors or special handling that had to take place to process it and what was transmitted back to the client.

     Many of our computer supplies manufacturers provide us with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of our quarterly Book of Deals, other published marketing tools and other related costs.

  Professional Tape Products

     The Professional Tape Products segment markets its products through the use of direct-mail campaigns, trade show exhibitions, industry-publication advertising, web-based lead generation techniques, manufacturer-sponsored frequent buyer promotional programs, and various other marketing efforts primarily to its customers in the entertainment industry, broadcast television stations, educational institutions, advertising and governmental agencies and cable television providers. Professional Tape Products are delivered to more than 26,000 customers located primarily in the United States.

     The Professional Tape Products segment employs several account executives in the field who cover major markets in the United States. Account executives actively solicit new business through personal sales calls to high-volume customers, maintaining regular customer contact, responding to customers' demand for product information and informing customers of technological advancements by professional tape products suppliers. Account executives are teamed with inbound customer service personnel who supplement customer service by providing a high level of personalized service and stability to the customer.

     The Professional Tape Products segment utilizes a sophisticated telemarketing approach to obtain new business in remote geographic areas and to develop business in a higher number of middle to lower volume accounts located in major markets. Telesales account executives are supplemented by national and regionally targeted marketing efforts, are provided incentives to increase call-to-order ratios and utilize sales automation software to increase efficiency and track performance.

     The Professional Tape Products segment provides extensive training to all customer contact personnel, including outside account executives, telesales account executives and customer service teams. Ongoing product-specific training is provided in conjunction with the major manufacturers, with emphasis on emerging technologies, suggestive selling and customer relation techniques.

     The Professional Tape Products segment publishes and distributes a catalog semiannually and maintains a web site and online catalog. Several web-based techniques are used to generate sales leads through responding to customer demand for product and technical information. The Professional Tape Products segment, with certain of its suppliers, offers quarterly promotions to its customers. With these programs, Professional Tape Products customers earn and accumulate points on select purchases, which can be redeemed for merchandise like cameras, video equipment or service.

  PFSweb

     PFSweb target clients include brand name manufacturers looking to quickly and efficiently implement business initiatives or introduce new products or programs, without the burden of modifying or expanding their current infrastructure and technology capabilities. PFSweb also targets retailers seeking to open Web sites to expand their sales through new channels and distributors seeking to reduce costs. PFSweb's services are available for a multitude of industries, including:

     - Manufacturers such as IBM (printer and media supplies), Adaptec (computer accessories), adidas (a sporting goods manufacturer), Emtec (formerly BASF Magnetics) (data media and audio visual products), Xerox (printers and printer supplies), Thomson Consumer Electronics (televisions and consumer electronics), NokiaUSA.com (cell phone accessories), and Hewlett-Packard (computer networking equipment);

     - Retailers such as American Eagle Outfitters (fashion apparel), and the Sharper Image (work and home luxury accessories);

     - Distributors such as Daisytek (computer supplies, office products, and film and tape media), ISA Ltd. (computer and office supplies in Western Europe); and

     PFSweb reaches these clients through a direct sales force, telemarketing, trade shows, trade journal advertising, our Web site and direct mail programs. PFSweb also pursues strategic marketing alliances with Web design firms and e-commerce consultants to provide referrals and customer leads.

     PFSweb's direct sales force is comprised of dedicated sales professionals whose compensation is tied to their ability to expand our relationships with existing clients and attract new clients. PFSweb also employs highly trained implementation managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction.

MANAGEMENT INFORMATION SYSTEMS

     Daisytek maintains advanced management information systems and has automated virtually all key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales and margins, inventory levels, customer payments and other operations which are essential for us to operate as a low cost, high efficiency wholesale distributor. These systems also serve as the platform from which we offer our PFSweb services.

     The implementation of these systems has allowed us to offer an advanced suite of electronic commerce tools to our customers so that we can communicate with their computer systems and automatically process, send and receive purchase orders, invoices and acknowledgments. We offer "customer links" to provide customers with direct access to a proprietary database to examine pricing, credit information, product description and availability and promotional information. This link also allows customers to place orders directly into our order processing system. These systems also allow us to offer similar features to our customers through SOLOnet.

     We have also invested in advanced telecommunications, voice response equipment, electronic mail and messaging, automated fax technology, scanning, wireless technology, bar coding, fiber optic network communications and automated inventory management. We have developed and utilize telecommunications technology which provide for automatic customer call recognition and customer profile recall for inbound telemarketing representatives and computer generated outbound call objectives for outbound telemarketing representatives.

     Subsequent to the spin-off of PFSweb, Daisytek's and PFSweb's information systems databases will be segregated with each company retaining ownership and maintenance authority for its individual system and database. In connection with the transaction management services agreement described in "Spin-off of PFSweb from Daisytek," Daisytek operates certain of its information systems on a hardware platform owned by PFSweb. This service is included in the scope of transaction services that PFSweb performs on our behalf.

     We plan to continue to invest in various management information systems enhancements and upgrades to improve efficiency, monitor our operations, manage inventory risks and offer faster and higher levels of service to our customers and vendors.

DISTRIBUTION OF PRODUCTS

     We believe that the computer supplies and professional tape products sold by us are particularly suited to cost-effective overnight delivery because of their unique value to weight characteristics. We have entered into an agreement with Federal Express whereby almost all of our domestic computer supplies package orders are shipped via Federal Express, except for certain "heavyweight" packages or as otherwise requested by the customer. In addition, substantially all of these same products are distributed from PFSweb's centralized distribution center in Memphis, Tennessee. Daisytek and PFSweb have entered into a five year agreement in which PFSweb will provide certain transaction management services for us. This distribution center is located about four miles from the Memphis International airport, where both Federal Express and United Parcel Service operate large hub facilities. We believe the combined effect of the agreement with Federal Express, our relationship with PFSweb and it's centralized distribution model and the center's location allows us to offer our customers next business day delivery in most areas of the United States. Distribution centers for other countries are located in Toronto, Vancouver, Mexico City, Sydney and Miami, Florida for distribution to Latin America. Arlington has distribution centers located in Libertyville, Illinois; Kearny, New Jersey; Atlanta, Georgia; Los Angeles, California and Miami, Florida for distribution to Latin America.

     Our Professional Tape Products segment operates regional warehouses to effectively service its local markets on a same-day basis. Regional professional tape products warehouses are located in Chicago, Illinois; New York, New York; Hollywood and San Francisco, California; Atlanta, Georgia; Philadelphia and Pittsburgh, Pennsylvania; Detroit, Michigan; Minneapolis, Minnesota; Cincinnati, Ohio; Dallas, Texas; Kansas City, Missouri; and Seattle, Washington. In addition, the Professional Tape Products segment utilizes the distribution facility in Miami, Florida, to service the local market.

     On December 2, 1999, in connection with the PFSweb Offering, PFSweb purchased from Daisytek certain fixed assets in our over one million square foot central distribution complex in Memphis, Tennessee. This complex contains computerized sorting equipment, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales and digital cameras to photograph shipment content for automatic accuracy checking. The receiving and material handling system at the Memphis distribution complex includes several advanced technology enhancements, including:

     - radio frequency technology in product receiving processing to ensure accuracy;

     - an automated package routing system; and

     - a "pick to light" paperless order picking system.

     These advanced distribution systems provide PFSweb the ability to warehouse an extensive number of stock keeping units, SKUs, which range from high-end laser printers to wide-leg blue jeans, while at the same time retaining the ability to pick, pack and ship single SKUs to individual customers in fulfillment of customer orders.

     As part of a transition services agreement entered into with PFSweb on December 7, 1999, Daisytek continues to provide PFSweb with regional customer service, warehouse and distribution facilities in Canada. In Europe, PFSweb operates a 150,000 square foot distribution center in Liege, Belgium, which opened in fiscal 2000. PFSweb maintains relationships with a number of shipping companies to provide up to next business day delivery on domestic package orders, truck shipments on larger domestic orders and a variety of air and surface delivery options for international orders.

     All Daisytek and PFSweb facilities are leased and the material lease agreements contain one or more renewal options.

EMPLOYEES

     As of March 31, 2000, we employed about 1,676 persons, including 1,273 persons employed within the United States and about 403 persons employed outside of the United States. Of the total number of employees, about 1,605 were full-time and 71 were part-time. None of our employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be favorable, and we believe we will be able to continue this relationship by various employee incentive and participation programs, including employee stock option and stock purchase plans.

COMPETITION

     Most, if not all, of our computer supplies and professional tape customers maintain several sources of supply for their product requirements. Accordingly, our Computer and Office Supplies segment competes with product manufacturers, general office supply wholesalers, other national and regional wholesale computer supplies distributors, computer hardware and software distributors and, to a lesser extent, non-specialized wholesaler distributors. The Professional Tape Products segment competes with product manufacturers, mail-order houses, video and audio equipment distributors, and other regional and local professional tape distributors. Competition in the distribution business is generally based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of customer services. The Computer and Office Supplies and Professional Tape Products segments compete primarily on the basis of their ability to offer competitive prices and quality service while maintaining a high level of operating efficiency. We believe our competitive advantages over product manufacturers and other wholesale distributors include, among others, our ability to:

     - efficiently maintain a wide selection of name brand products in stock ready to be shipped on a same-day basis and delivered overnight;

     - efficiently distribute our products;

     - provide innovative and high quality value-added customer service programs; and

     - respond to changing customer demands and product development.

     The market for our outsourcing services is highly competitive. PFSweb competes with vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors, many of which have greater capabilities for the function they provide. PFSweb also competes against in-house operations of potential clients, regional and national logistics providers, telemarketing firms, public warehouses and shipping and trucking companies.

     Although many of our outsourcing competitors can offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of services that cover a broad spectrum of e-commerce transaction management functions, including order processing and shipment, credit card processing and customer service, thereby eliminating any need for our clients to coordinate these services from different providers. We believe PFSweb is unique in offering our clients an adaptable consultative solution that also provides physical infrastructure for their business to handle all of their order processing, customer care service, billing, information management and product warehousing and distribution needs. PFSweb also competes on the basis of certain additional factors, including:

     - operating performance and reliability;

     - ease of implementation and integration; and

     - price.

     We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is becoming more competitive and, in the case of our outsourcing services, still evolving, and we may not be able to compete successfully against current and future competitors.

REGULATION

     Our businesses are either subject to or may be affected by current and future governmental regulation in many different jurisdictions. The rules, regulations, policies and procedures affecting these businesses are constantly subject to change.

     The Internet Tax Freedom Act bars state and local governments from imposing taxes on Internet access that would subject buyers and sellers of electronic commerce to taxation in multiple states. This Act is in effect through October 2000. If legislation to extend this act or similar legislation is not enacted, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our PFSweb services.

SPIN-OFF OF PFSWEB FROM DAISYTEK

  History

     The PFSweb business unit was formed in 1991 as a subsidiary of Daisytek named "Working Capital of America" whose purpose was to provide inventory management, direct shipping to end users, and accounts receivable collections for Daisytek customers and other third parties. Until 1996, this business unit was comprised of operations both at Working Capital of America and at Daisytek. As the business gradually developed, this business unit recognized an opportunity to expand its business and capitalize on Daisytek's strengths in customer service, order management, product fulfillment and distribution, and provide these services on an outsourcing basis. Since 1996, the operations of this business unit have been primarily focused in a Daisytek subsidiary, Priority Fulfillment Services, Inc. PFSweb was formed in 1999 to be a holding company for PFS and to facilitate the Offering and spin-off from Daisytek. In December 1999, PFSweb completed the Offering and entered into various agreements with Daisytek relating to the spin-off. Under these agreements, the spin-off was conditioned upon, among other things, the receipt of a ruling by the Internal Revenue Service that, among certain other tax consequences of the transaction, the spin-off would qualify as a tax-free distribution for U.S. federal income tax purposes and would not result in the recognition of taxable gain or loss for U.S. federal income tax purposes to Daisytek or its shareholders. On June 8, 2000, Daisytek received the IRS Ruling and the Daisytek board of directors approved the spin-off and authorized the distribution of 14,305,000 shares of PFSweb common stock to the Daisytek common stock holders of record on June 19, 2000. The distribution is payable at the close of business on July 6, 2000.

  Daisytek's Ongoing Relationship With PFSweb

     Daisytek will continue to have significant ongoing relationships with PFSweb following the spin-off. Daisytek and PFSweb are parties to various agreements providing for the separation of their respective business operations. These agreements govern various interim and ongoing relationships between the companies, including the transaction management services that PFSweb provides for Daisytek and the transitional services that Daisytek provides to PFSweb and a tax indemnification and allocation agreement which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters.

     All of the agreements between Daisytek and PFSweb were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off. Although we generally believe that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these agreements are not higher or lower than the prices that may be charged to, or by, unaffiliated third parties for similar services.

  Master Separation Agreement

     The Master Separation Agreement sets forth the agreements between Daisytek and PFSweb with respect to the principal corporate transactions required to effect the transfers of assets and assumptions of liabilities necessary to separate the PFSweb business unit from Daisytek and certain other agreements governing this relationship thereafter.

     Transfer of Assets and Liabilities. Following completion of the PFSweb Offering, Daisytek transferred to PFSweb all of the fixed assets in Daisytek's Memphis distribution facility as well as certain assets associated with providing information technology services and the stock of several subsidiaries of Daisytek representing the business operations of PFSweb, and PFSweb transferred to Daisytek approximately $5.0 million in cash and assumed approximately $0.3 million of capital lease obligations, as well as the operating lease obligations related to these assets. PFSweb also repaid to Daisytek, from the net proceeds of the Offering, the aggregate sum of approximately $27 million, representing the outstanding balance of PFSweb's intercompany payable to Daisytek.

     Indemnification. PFSweb agreed to indemnify Daisytek against any losses, claims, damages or liabilities arising from the liabilities transferred to PFSweb and the conduct of the PFSweb business after the completion of the Offering. Daisytek agreed to retain, and indemnify PFSweb against, any losses, claims, damages or liabilities arising from the conduct of the PFSweb business prior to the completion of the Offering.

  Initial Public Offering and Distribution Agreement

     General. Daisytek and PFSweb entered into an Initial Public Offering and Distribution Agreement which governs their respective rights and duties with respect to PFSweb's Offering and the spin-off, and sets forth certain covenants to which they will be bound for various periods following the Offering and the spin-off.

     Preservation of the Tax-free Status of the Spin-off. Daisytek has received a private letter ruling from the Internal Revenue Service to the effect that the spin-off will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the "Code") to Daisytek and its shareholders. In connection with obtaining such ruling, certain representations and warranties were made regarding Daisytek, PFSweb and their respective businesses. PFSweb has also agreed to certain covenants, discussed below, that are intended to preserve the tax-free status of the spin-off.

     Certain Acquisition Transactions. Until two years after the completion of the spin-off, PFS has agreed not to enter into or permit any transaction or series of transactions that would result in a person or persons acquiring or having the right to acquire shares of its capital stock that would comprise 50% or more of either the value of all outstanding shares of its capital stock or the total combined voting power of its outstanding voting stock.

     Continuation of Active Trade or Business. Until two years after the completion of the spin-off, PFSweb has agreed to continue to conduct its active trade or business (within the meaning of Section 355 of the Code) as it was conducted immediately prior to the completion of the spin-off. During such time, PFSweb has agreed not to:

     - liquidate, dispose of or otherwise discontinue the conduct of any substantial portion of its active trade or business; or

     - dispose of any business or assets that would cause it to be operated in a manner inconsistent in any material respect with the business purposes for the spin-off as described in the representations made in connection with Daisytek's request for the IRS Ruling.

     Continuity of Business. Until two years after the completion of the spin-off, PFSweb has agreed that it will not voluntarily dissolve or liquidate; and, except in the ordinary course of business, neither it nor any of its direct or indirect subsidiaries will sell, transfer, or otherwise dispose of or agree to dispose of assets (including any shares of capital stock of its subsidiaries) that, in the aggregate, constitute more than 60% of its assets.

     Intracompany Debt. Until two years after the completion of the spin-off, PFSweb will not be able to have any indebtedness to Daisytek, other than payables arising in the ordinary course of business.

     These covenants will not prohibit PFSweb from implementing or complying with any transaction permitted by the IRS ruling or a tax opinion.

     Other Covenants Regarding Tax Treatment of the Transactions. Daisytek intends the transfer of assets and liabilities from Daisytek to PFSweb as provided by the master separation agreement (the "Contribution") to qualify as a reorganization under Section 368(a)(1)(D) of the Code (a "D Reorganization"). Until two years after the completion of the spin-off, PFSweb has agreed not to take, or permit any of its subsidiaries to take, any actions or enter into any transaction or series of transactions that would be reasonably likely to jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, including any action or transaction that would be reasonably likely to be inconsistent with any representation made in connection with Daisytek's request for the IRS Ruling. PFSweb has also agreed to take any reasonable actions necessary for the Contribution and the spin-off to qualify as a D Reorganization.

     Cooperation on Tax Matters. PFSweb and Daisytek have agreed to various procedures with respect to the tax-related covenants described above, and PFSweb is required to notify Daisytek if it desires to take any action prohibited by these covenants. Upon such notification, if Daisytek determines that such action might jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, Daisytek will either use all commercially reasonable efforts to obtain a private letter ruling from the IRS or a tax opinion that would permit PFSweb to take the desired action or provide all reasonable cooperation to PFSweb in connection with PFSweb obtaining such an IRS ruling or tax opinion. In either case, Daisytek has agreed to bear the reasonable costs and expenses of obtaining the IRS ruling or tax opinion, unless it is determined that PFSweb's proposed action will jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, in which event PFSweb will be responsible for such costs and expenses.

     Indemnification for Tax Liabilities. PFSweb has generally agreed to indemnify Daisytek and its affiliates against any and all tax-related losses incurred by Daisytek in connection with any proposed tax assessment or tax controversy with respect to the spin-off or the Contribution to the extent it is caused by any breach by it of any of its representations, warranties or covenants. If PFSweb causes the spin-off to not qualify as a tax-free distribution, Daisytek would incur federal income tax (which currently would be imposed at a 35% rate), and possibly state income taxes on the gain inherent in the shares distributed, which would be based upon the market value of the shares of PFSweb at the time of the spin-off. This indemnification does not apply to actions that Daisytek permits PFSweb to take as a result of a determination under the tax-related covenants as described above. Similarly, Daisytek has agreed to indemnify PFSweb and its affiliates against any and all tax-related losses incurred by it in connection with any proposed tax assessment or tax controversy with respect to the spin-off or the Contribution to the extent caused by any breach by Daisytek of any of its representations, warranties or covenants.

     Other Indemnification. PFSweb has generally agreed to indemnify Daisytek and its affiliates against all liabilities arising out of any material untrue statements and omissions in PFSweb's prospectus and the registration statement of which it is a part and in any and all registration statements, information statements and/or other documents filed with the SEC in connection with the spin-off or otherwise. However, PFSweb's indemnification of Daisytek does not apply to information relating to Daisytek. Daisytek has agreed to indemnify PFSweb for this information.

     Expenses. In general, PFSweb agreed to pay substantially all costs and expenses relating to the Offering, including the underwriting discounts and commissions, and Daisytek has agreed to pay substantially all costs and expenses relating to the spin-off.

  Tax Matters

     Daisytek and PFSweb have entered into a tax indemnification and allocation agreement to govern the allocation of tax liabilities and to set forth agreements with respect to certain other tax matters.

     Generally, under the Code, PFSweb will cease to be a member of the Daisytek consolidated group upon the completion of the spin-off or whenever Daisytek owns less than 80% of PFSweb's outstanding capital stock.

     Daisytek generally will pay all taxes attributable to PFSweb and its subsidiaries for tax periods or portions thereof ending on or before the effective date of PFSweb's Offering, except to the extent of any accruals on the books and records of PFSweb or its subsidiaries for such taxes under generally accepted accounting principles. Thereafter, for tax periods or portions thereof during which PFSweb is a member of the Daisytek consolidated, combined or unitary group, PFSweb will be apportioned its share of the group's income tax liability based on its taxable income determined separately from Daisytek's taxable income, and PFSweb will pay its calculated taxes to Daisytek, which will then file a consolidated, combined or unitary return with the appropriate tax authorities. There may be certain U.S. state or local jurisdictions in which PFSweb will file separate income tax returns, not combined or consolidated with Daisytek, for such tax periods. In that circumstance, PFSweb would file a tax return with the appropriate tax authorities, and pay all taxes directly to the tax authority. PFSweb will be compensated for tax benefits generated by it before tax deconsolidation and used by the Daisytek consolidated group. PFSweb will prepare and file all tax returns, and pay all income taxes due with respect to all tax returns required to be filed by it for all tax periods after it ceases to be a member of the Daisytek consolidated, combined or unitary group.

     Daisytek is responsible for most U.S. tax adjustments related to PFSweb for all periods or portions thereof ending on or before the effective date of the Offering. In addition, PFSweb and Daisytek have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that PFSweb ceases to be a member of the Daisytek consolidated group. PFSweb and Daisytek have agreed to indemnify each other for tax liabilities resulting from the failure to cooperate in such audits, litigation or appeals, and for any tax liability resulting from the failure to maintain adequate records.

     Notwithstanding the tax allocation agreement, for all periods in which Daisytek owns or owned 80% or more of PFSweb's capital stock, PFSweb will be included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, PFSweb will be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

     Under the tax indemnification and allocation agreement, Daisytek has agreed to indemnify PFSweb against any taxes resulting from the failure of the spin-off to qualify for tax-free treatment, except that PFSweb will be liable for, and will indemnify Daisytek against, any taxes resulting from the failure of the spin-off to qualify for tax-free treatment if it is the result of PFSweb engaging in a "Prohibited Action" or the occurrence of a "Disqualifying Event." Neither PFSweb nor Daisytek have the option to rescind the spin-off if tax liability results.

     A "Prohibited Action" is defined as:

     - if PFSweb takes any action which is inconsistent with the tax treatment of the spin-off as contemplated in the IRS Ruling; or

     - if, prior to the spin-off, PFSweb issued shares of stock or took any other action that would result in it not being controlled by Daisytek within the meaning of Section 368(c) of the Code.

     A "Disqualifying Event" includes any event involving the direct or indirect acquisition of the shares of PFSweb's capital stock after the spin-off which has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event is the result of our direct action or within PFSweb's control.

  Transaction Management Services Agreement

     PFSweb and Daisytek have entered into a transaction management services agreement which sets forth the transaction management services that PFSweb provides for Daisytek. Under this agreement, PFSweb provides a wide range of transaction management services, including information management, order fulfillment and distribution, product warehousing, inbound call center services, product return administration and other services.

     The agreement has an initial term of five years from the completion of the Offering, although either party has the right to terminate the agreement at any time, without cause. If Daisytek terminates the agreement without cause, Daisytek must provide at least 180 days' prior notice and pay PFSweb a termination fee. If PFSweb terminates the agreement without cause, PFSweb must provide at least 365 days' prior notice and Daisytek does not have to pay any termination fee. In addition, if there is a change in control of Daisytek, PFSweb may terminate the agreement upon 90 days' prior notice and Daisytek does not have to pay the termination fee. During the term of the agreement, Daisytek pays PFSweb service fees based upon a percent of Daisytek shipped revenue. PFSweb and Daisytek have agreed that these fees are based upon certain assumptions regarding the nature, cost and scope of the services PFSweb will be providing under the agreement. If these assumptions should materially change, PFSweb and Daisytek have agreed to negotiate in good faith an adjustment to the fees payable to PFSweb under the agreement.

     During the term of the agreement, PFSweb has agreed not to engage, on its own behalf, in the business of selling or distributing, on a wholesale basis, any Daisytek products. This will not restrict it, however, from providing transaction management services to third parties who may be engaged in the business of selling or distributing, on a wholesale basis, the same or competing products.

     As part of the restructuring of PFSweb's arrangements with IBM, PFSweb has also entered into transaction management agreements with Daisytek to provide transaction management services, on a worldwide basis, in connection with Daisytek's distribution of various IBM products. Under these agreements, PFSweb receives service fees based upon a variable percent of Daisytek's gross profit arising from its IBM product sales. These agreements are coterminous with PFSweb's IBM agreements which, generally, have terms of one to two years, although IBM may terminate these agreements at any time.

  Transition Services Agreement

     Upon completion of the Offering, Daisytek and PFSweb entered into a transition services agreement. Under this agreement, Daisytek provides PFSweb with various services relating to employee payroll and benefits, use of facilities, and other administrative services. Daisytek will provide PFSweb with these services until the completion of the spin-off (the "Transition Period"), except that, with respect to any particular service, PFSweb may, upon notice to Daisytek, either terminate the Transition Period as of an earlier date or extend the Transition Period for up to one year from the completion of the Offering.

     The agreement requires PFSweb to use all commercially reasonable efforts to obtain these transition services from a source other than Daisytek prior to the conclusion of the Transition Period. If, however, PFSweb cannot obtain any transition service from a source other than Daisytek and the transition service is necessary for PFSweb to continue to operate its business, then, PFSweb may require Daisytek to continue to provide the transition service for an additional period not to exceed six months.

     Generally, PFSweb will pay Daisytek for these transition services an amount equal to the cost historically allocated by Daisytek to PFSweb's business, adjusted to reflect any changes in the nature, cost or level of the services so provided. If PFSweb requires Daisytek to provide it with any transition service after the expiration of the Transition Period, PFSweb will pay Daisytek the fair market value of these services.

  Substitute Stock Options

     In connection with the completion of the spin-off, all outstanding Daisytek stock options will be adjusted and replaced with substitute stock options as follows:

     Options held by Daisytek employees who transfer to PFSweb will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of PFSweb common stock or options to purchase shares of both Daisytek common stock and PFSweb common stock, which may be exercised separately (the "Unstapled Options"). Options held by Daisytek employees who remain with Daisytek will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     In, general, the adjustments to the outstanding Daisytek options will be established pursuant to a formula designed to ensure that: (1) the aggregate " intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options will not exceed the aggregate intrinsic value of the outstanding Daisytek stock options which are replaced by such substitute option immediately prior to the spin-off, and (2) the ratio of the exercise price of the options to the market value of the underlying stock immediately before and after the spin-off is preserved.

     Substantially all of the other terms and conditions of each adjusted substitute stock option, including the time or times when, and the manner in which, each option will be exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, will be the same as those of the replaced Daisytek stock options, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of options to acquire shares in the other company as if such holder was an employee of such other company.

     Although it is not possible to specify how many shares of Daisytek common stock or PFSweb common stock will be subject to substitute stock options in replacement of Daisytek stock options until after the spin-off, it is possible that Daisytek and PFSweb shareholders may experience some dilutive impact from the previously described conversion.

     No adjustment or replacement will be made in or to outstanding PFSweb stock options as the result of the spin-off.

ITEM 2. PROPERTIES

     Our Computer and Office Supplies and PFSweb businesses are headquartered in a 65,419 square foot central office facility located in Plano, Texas, a Dallas suburb. Daisytek has recently signed a seven year lease on 46,000 square feet of new office space in Allen, Texas, a Dallas suburb, which will become the new corporate headquarters for Daisytek after the PFSweb spin-off is completed. PFSweb operates an over one million square foot central distribution complex in Memphis, Tennessee, which is utilized by all of our business segments. We also operate regional sales and distribution centers in Toronto, Ontario; Vancouver, British Columbia; Mexico City, Mexico; Sydney, Australia; and Miami, Florida, which are utilized by our international Computer and Office Supplies business. PFSweb's European sales and distribution operations are headquartered in Liege, Belgium. Our Professional Tape Products business is headquartered in Wood Dale, Illinois, a Chicago suburb. The Professional Tape Products segment also operates regional offices in New York, New York; Hollywood and San Francisco California; Atlanta, Georgia; Philadelphia and Pittsburgh, Pennsylvania; Detroit, Michigan; Minneapolis, Minnesota; Cincinnati, Ohio; Dallas, Texas; Kansas City, Missouri; Seattle, Washington; and Miami, Florida. Arlington is headquartered in Libertyville, Illinois and operates regional offices in Kearny, New Jersey; Atlanta, Georgia; Los Angeles, California; and Miami, Florida.

     All of our facilities are leased and the material lease agreements contain one or more multiple year renewal options.

ITEM 3. LEGAL PROCEEDINGS

     Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Daisytek's Common Stock is listed and trades on the Nasdaq Stock Market under the symbol "DZTK." The following table sets forth for the period indicated the high and low sale price for the Common Stock as reported by the Nasdaq National Market:

                                                                        PRICE
                                                              --------------------------
                                                                 HIGH            LOW
                                                              -----------    -----------
Fiscal Year 1999
  First Quarter.............................................     $26 7/8        $21 1/4
  Second Quarter............................................     $27            $16 3/4
  Third Quarter.............................................     $23 1/4        $12 3/4
  Fourth Quarter............................................     $23 1/2        $15 1/4
Fiscal Year 2000
  First Quarter.............................................     $18 7/8        $12 1/2
  Second Quarter............................................     $17 1/16       $ 9
  Third Quarter.............................................     $24 1/2        $13
  Fourth Quarter............................................     $25 1/8        $13 1/2

     As of June 19, 2000, there were approximately 4,200 shareholders of which 88 were record holders of the Common Stock.

     Daisytek has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. We currently intend to retain all earnings to finance further development of our business. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the company and general business conditions. We refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of income data for each of the fiscal years ended March 31, 2000, 1999, and 1998, and the selected consolidated balance sheet data as of March 31, 2000 and 1999 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are included in this document. The selected consolidated statements of income data for the fiscal years ended March 31, 1997 and 1996 and the selected consolidated balance sheet data as of March 31, 1998, 1997 and 1996 have been derived from our consolidated financial statements, and should be read in conjunction with those statements, which are not included in this document. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto which are included elsewhere in this document. The following selected consolidated financial data for fiscal years 1998, 1997, and 1996 has been restated to combine the results of operations and financial positions of Daisytek with The Tape Company, which was acquired by us during June 1998 and accounted for as a pooling of interests.

                                                                           FISCAL YEARS ENDED MARCH 31,
                                                              ------------------------------------------------------
                                                                 2000        1999       1998       1997       1996
                                                              ----------   --------   --------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Net revenues................................................  $1,060,147   $908,630   $800,112   $639,511   $492,097
Cost of revenues............................................     957,006    800,263    712,568    571,448    437,970
                                                              ----------   --------   --------   --------   --------
Gross profit................................................     103,141    108,367     87,544     68,063     54,127
Selling, general and administrative
  expenses..................................................      90,844     70,648     55,974     41,870     32,565
                                                              ----------   --------   --------   --------   --------
Income from operations before acquisition and disposition
  costs.....................................................      12,297     37,719     31,570     26,193     21,562
Acquisition related costs...................................         619      1,111        735         --         --
Loss on disposition of business.............................      (1,000)     2,800         --         --         --
                                                              ----------   --------   --------   --------   --------
Income from operations......................................      12,678     33,808     30,835     26,193     21,562
Interest expense............................................       4,035      2,797      3,134      1,847      1,542
                                                              ----------   --------   --------   --------   --------
Income before income taxes..................................       8,643     31,011     27,701     24,346     20,020
Provision for income taxes..................................       4,670     11,823     10,185      8,432      6,725
                                                              ----------   --------   --------   --------   --------
Income before minority interest and cumulative effect of
  accounting change.........................................       3,973     19,188     17,516     15,914     13,295
Minority interest...........................................         566         --         --         --         --
Cumulative effect of accounting change, net of tax..........          --       (405)        --         --         --
                                                              ----------   --------   --------   --------   --------
Net income..................................................  $    4,539   $ 18,783   $ 17,516   $ 15,914   $ 13,295
                                                              ==========   ========   ========   ========   ========
PER SHARE DATA:
Net income per common share:
  Basic
    Income before cumulative effect of accounting change....  $     0.26   $   1.12   $   1.20   $   1.14   $   0.98
    Cumulative effect of accounting change, net of tax......          --      (0.02)        --         --         --
                                                              ----------   --------   --------   --------   --------
    Net income..............................................  $     0.26   $   1.10   $   1.20   $   1.14   $   0.98
                                                              ==========   ========   ========   ========   ========
  Diluted
    Income before cumulative effect of accounting change....  $     0.25   $   1.08   $   1.14   $   1.08   $   0.92
    Cumulative effect of accounting change, net of tax......          --      (0.02)        --         --         --
                                                              ----------   --------   --------   --------   --------
    Net income..............................................  $     0.25   $   1.06   $   1.14   $   1.08   $   0.92
                                                              ==========   ========   ========   ========   ========
  Weighted average common and common share equivalents
    outstanding:
    Basic...................................................      17,248     17,101     14,541     13,909     13,577
    Diluted.................................................      18,186     17,789     15,318     14,801     14,489

                                                                                AS OF MARCH 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................................  $153,921   $138,764   $123,986   $ 82,389   $ 58,453
Total assets................................................   372,746    315,879    257,845    185,226    135,477
Total debt..................................................    44,823     43,167     19,926     31,116     17,069
Shareholders' equity........................................   210,686    157,170    137,731     70,383     53,720

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this document.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This document and the documents incorporated by reference into this annual report on Form 10-K contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts, but rather reflect our current expectations concerning future results and events. They include words such as "anticipate," "will," "expect," "estimate," "believe," "intend," "plan," "could," "may," "future," "target", and similar expressions and variations thereof. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us or our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

     Certain factors, including, but not limited to, general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, the planned spin-off of PFS web, and the regulatory and trade environment (both domestic and foreign) could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. There may be additional risks that we do not currently view as material or that are not presently known.

OVERVIEW

     Daisytek is a leading wholesale distributor of computer, copier, fax and office supplies products, professional audio and video tape products and also a leading provider of transaction management services to both traditional and e-commerce companies with operations in three business segments: (1) Computer and Office Supplies; (2) Professional Tape Products; and (3) transaction management services conducted by our majority owned subsidiary, PFSweb, Inc. ("PFSweb".) These reportable segments are strategic business units that offer different products and services and are managed separately, based on fundamental differences in their operations. We sell our products and services in the United States, Canada, Australia, Mexico, South America, the Pacific Rim and Europe.

     Our Computer and Office Supplies segment began operations in the United States in the 1980's and expanded internationally into Canada in 1989, Mexico in 1994 and Australia/Asia in 1996. This segment distributes over 10,000 nationally known, name-brand computer and office supplies products to over 30,000 customers. These products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Sharp, Lexmark, IBM, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. We believe we are one of the world's largest wholesale distributor of computer supplies, office products, and film and tape media. The B.A. Pargh acquisition will add an additional 7,000 office products and supplies which are shipped to over 20,000 customer locations.

     Our Professional Tape Products segment began in 1998 and currently distributes more than 3,000 professional tape products to over 26,000 customers. Our customers primarily include production and broadcast companies, advertising and governmental agencies, cable television providers, educational institu-tions and healthcare providers. Our professional tape products include videotape, audiotape, motion picture film and data storage media.

     PFSweb is an international provider of business infrastructure solutions for manufacturers, distributors and retailers that enable to rapid development and deployment of traditional and e-business strategies. PFSweb offers a complete array of services to support its clients' current and future business initiatives. PFSweb's solutions include professional consulting services, order management, web-enabled customer care services, billing and collection services, information management and international fulfillment and distribution services. PFSweb currently provides traditional and e-business infrastructure solutions to over 30 clients that are positioned as market leaders in a range of industries, including apparel, computer products, printers, sporting goods, cosmetics and consumer electronics, among others.

     During December 1999, we completed the first phase in our plan to spin-off PFSweb through the completion of an initial public offering of PFSweb stock. In connection with the second phase of this process, we received a tax ruling request from the Internal Revenue Service which indicates that the distribution of Daisytek's remaining 80.1% ownership of PFSweb to the Daisytek shareholders will be a tax-free transaction. The date of record for purposes of determining shareholders entitled to receive this distribution is June 19, 2000 and the distribution is scheduled to occur on July 6, 2000. Once this occurs, PFSweb will operate as a separate company and Daisytek will not retain any ownership in PFSweb. As a result, the following business strategy discussion relates only to the Daisytek business, excluding PFSweb.

BUSINESS STRATEGY

     Daisytek's focus is as a low cost distributor in the growing computer and office supplies industry in the United States and international markets. We base our continued growth on the following strategies:

          1) Expansion of our existing product offering to include a full line of office products;

          2) Growth of our customer base by investing in the development of emerging customer channels, particularly in electronic commerce;

          3) Development of client services related to our competencies in customer care and demand generation;

          4) Expansion of our product and service offerings into new international markets; and

          5) Actively pursue acquisitions, where appropriate, to support both operating and financial strategies.

     Our Computer and Office Supplies segment specializes in computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. We believe that the demand for these products remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products we distribute. Continuing automation of the workplace and the tremendous growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. We offer these products to our domestic customers using value-added services such as next-business-day delivery, the latest order cutoff times in the industry, order confirmation, product drop-shipping, and customized product catalogs. We plan to expand sales to existing customers including those in the contract stationer, VAR, computer and office-product dealer, and superstore channels.

     We began our expansion of products to include a full line of office products through the acquisition of B.A. Pargh, which was completed in May 2000. This acquisition adds nearly 7,000 products to our existing product lines. In addition, it brings new customers that previously have not purchased from us. The consolidation in the office products industry has required dealers to focus on gaining efficiencies in their business. As a result, there is an emerging segment of office product dealers, particularly large contract stationers, who possess their own distribution and delivery infrastructure and who are aggressively seeking a lower cost alternative to the traditional higher cost office products wholesale model. Our low cost distribution model, coupled with our relationship with PFSweb, positions us to take advantage of the demand for a lower cost distributor. B.A. Pargh's primary markets are in the Central and Eastern United States and in Puerto Rico.

     We are also focusing on new customer channels such as mass merchants, grocery and convenience stores, direct mail marketers and internet business sites. We have dedicated an internal team to leverage its experience in e-commerce, telemarketing and computer supplies to assist these customers in including our growing line of products into their own offerings. We intend to use our suite of electronic services, our lower cost distribution model, our expanding offering of products, along with our experience in selling computer and office consumables to aggressively market to these new and emerging channels.

     Daisytek has been testing new service programs with various suppliers and business partners. These programs build on Daisytek's core competencies in customer service and proactive demand generation. In these programs Daisytek takes over, on behalf of the supplier, the management of customer relationships in defined parts of the supplier's or partner's existing business, or possibly in new business areas. Services provided fall under categories including database management, proactive outbound telemarketing, high level customer support and proactive e-marketing. These services will be provided by a newly established, wholly-owned subsidiary of Daisytek, under the name Virtual Demand, which will charge fees on a transaction basis to our clients. A dedicated sales team has been formed and is currently marketing these service programs to a variety of companies.

     We continue to research new markets to expand our international computer supplies business. Many international markets have exponentially higher growth opportunities for consumable computer supplies than the United States. Presently, we operate sales and distribution centers in Canada, Mexico and Australia and export products into Latin America, the Pacific Rim and throughout much of the rest of the world. Our computer supplies experience and broad product range place us in a competitive position in emerging international markets.

     We plan to enhance growth by seeking strategic acquisition opportunities in our computer and office supplies business, or to add selected product lines and customers that can capitalize on Daisytek's expertise in distribution and call-center management, or that may add technology and service offerings to our business. In this regard, on October 1, 1999, we acquired certain assets and liabilities of Arlington, a domestic based specialty wholesaler primarily focused on copier and fax consumable supplies. Additionally, on May 3, 2000, we acquired certain assets and liabilities of B.A. Pargh a wholesaler and reseller of traditional office products.

  Daisytek Stand Alone (Excluding PFSweb, Inc.)

     The following is an unaudited adjusted historical financial presentation of the Daisytek business units, excluding PFSweb, for fiscal 2000 and 1999. This information is supplemental and is not intended to be presented in accordance with generally accepted accounting principles. The presentation takes into account certain one-time costs of reorganization activities as a result of the planned separation of Daisytek and PFSweb and includes the estimated impact of the transaction management services agreement between Daisytek and PFSweb for all periods presented. In addition, this presentation excludes what management believes are certain operating costs of $11.1 million during fiscal 2000 that we believe to be incremental to normal operations. These incremental costs relate primarily to the planned separation, certain other charges as a result of the separation activities, an increase to the allowance for bad debts primarily related to Latin American accounts receivable, legal and professional fees related to an unsolicited acquisition offer, costs related to the closing of Singapore and other operating charges during such periods. The presentation also excludes acquisition related costs, loss on disposition of business, minority interest and cumulative effect of accounting change.

     We based the following data on available information and certain assumptions. We believe that such assumptions provide a reasonable basis for presenting our results, excluding PFSweb and adjusting for the transactions described above. This financial information does not reflect what our results of operations may be in the future.

  Adjusted Statements of Income Data:

                                                                FISCAL YEARS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2000             1999
                                                                ------------      ----------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
                                                                        (UNAUDITED)
Net revenues................................................     $1,040,579        $901,082
Cost of revenues............................................        928,490         795,442
                                                                 ----------        --------
  Gross profit..............................................        112,089         105,640
Selling, general and administrative expenses................         85,184          76,343
                                                                 ----------        --------
  Income from operations....................................         26,905          29,297
Interest expense............................................          3,980           3,074
                                                                 ----------        --------
  Income before income taxes................................         22,925          26,223
Provision for income taxes..................................          8,940           9,970
                                                                 ----------        --------
Net income..................................................     $   13,985        $ 16,253
                                                                 ==========        ========
Net income per common share:
  Basic.....................................................     $     0.81        $   0.95
  Diluted...................................................     $     0.77        $   0.91
Weighted average common and common share equivalents
  outstanding:
  Basic.....................................................         17,248          17,101
  Diluted...................................................         18,186          17,789

  Adjusted Balance Sheet Data:

                                                                  AS OF
                                                              MARCH 31, 2000
                                                              --------------
                                                              (IN THOUSANDS)
                                                               (UNAUDITED)
Working capital.............................................     $125,949
Total assets................................................      317,155
Total debt..................................................       42,144
Shareholders' equity........................................      172,549

RESULTS OF OPERATIONS

     The following table sets forth consolidated results of operations and other financial data from Daisytek's audited consolidated statements of income.

                                                                FISCAL YEARS ENDED MARCH 31,
                                                            -------------------------------------
                                                               2000          1999         1998
                                                            -----------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net revenues..............................................  $1,060,147     $908,630     $800,112
Cost of revenues..........................................     957,006      800,263      712,568
                                                            ----------     --------     --------
Gross profit..............................................     103,141      108,367       87,544
Selling, general and administrative expenses..............      90,844       70,648       55,974
                                                            ----------     --------     --------
Income from operations before acquisition and disposition
  costs...................................................      12,297       37,719       31,570
Acquisition related costs.................................         619        1,111          735
Loss on disposition of business...........................      (1,000)       2,800           --
                                                            ----------     --------     --------
Income from operations....................................      12,678       33,808       30,835
Interest expense..........................................       4,035        2,797        3,134
                                                            ----------     --------     --------
Income before income taxes................................       8,643       31,011       27,701
Provision for income taxes................................       4,670       11,823       10,185
                                                            ----------     --------     --------
Income before minority interest and cumulative effect of
  accounting change.......................................       3,973       19,188       17,516
Minority interest.........................................         566           --           --
Cumulative effect of accounting change, net of tax........          --         (405)          --
                                                            ----------     --------     --------
Net income................................................  $    4,539     $ 18,783     $ 17,516
                                                            ==========     ========     ========
PER SHARE DATA:
Net income per common share:
  Basic
     Income before cumulative effect of accounting
       change.............................................  $     0.26     $   1.12     $   1.20
     Cumulative effect of accounting change, net of tax...          --        (0.02)          --
                                                            ----------     --------     --------
     Net income...........................................  $     0.26     $   1.10     $   1.20
                                                            ==========     ========     ========
  Diluted
     Income before cumulative effect of accounting
       change.............................................  $     0.25     $   1.08     $   1.14
     Cumulative effect of accounting change, net of tax...          --        (0.02)          --
                                                            ----------     --------     --------
     Net income...........................................  $     0.25     $   1.06     $   1.14
                                                            ==========     ========     ========
  Weighted average common and common share equivalents
     outstanding:
     Basic................................................      17,248       17,101       14,541
     Diluted..............................................      18,186       17,789       15,318

CONSOLIDATED RESULTS

  Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     The following discussion relates to Daisytek, including its majority-owned subsidiary, PFSweb. These are historical results and may not be representative of our results after the planned spin-off of PFSweb.

     Net Revenues. Net revenues for the year ended March 31, 2000 increased $151.5 million, or 16.7%, to $1,060.1 million as compared to $908.6 million for the year ended March 31, 1999. Computer and Office Supplies net revenues increased 18.7% for the year ended March 31, 2000, compared to the year ended March 31, 1999. The Computer and Office Supplies business segment includes our domestic and international computer supplies operations and IBM product sales. The net revenue increase in the Computer and Office

Supplies business compared to the prior year is primarily attributable to the Arlington acquisition, growth in the international computer supplies business, and growth in IBM product sales. U.S. computer supplies net revenues, excluding Arlington and IBM product sales, declined by 1.4% compared to the prior year. This business experienced a decline in the first quarter of fiscal 2000 compared to the prior year's quarter, but improved to low single digit growth rates in the remaining quarters of the year. Over the last two years, the growth in sales for the domestic computer supplies business has slowed from previously realized levels. We believe this reduction is due, in large part, to slower industry growth, large channel shifts, turmoil in certain customer segments and slower printer placements.

     Net revenues in the international computer supplies operations increased by 22.0% for the year ended March 31, 2000 compared to the prior year. We experienced growth in all international subsidiaries within this segment, with particularly strong growth rates in Mexico and Australia. Effective March 31, 2000, we elected to close our Singapore operation and consolidate the remaining business activity into our Asia Pacific headquarters in Australia. Net revenues related to our IBM product sales increased due to higher sales volumes under both our North American and European distributor agreements. Professional Tape Products net revenues decreased 9.4% for fiscal 2000 compared to the prior year due primarily to price degradation in certain product lines and the disposition of the Steadi-Systems professional hardware business in March of 1999. We may continue to experience price degradation in our Professional Tape Products segment in the future, which might have a negative impact on future growth rates. PFSweb also experienced an increase in its service fee-based activity as a result of new contracts and expansion of existing contracts.

     Gross Profit. Gross profit as a percent of net revenues was 9.7% for the year ended March 31, 2000 as compared to 11.9% for the prior year. Our gross profit for the year was negatively impacted by certain incremental operational charges of $5.0 million. These charges represent costs related to the closure of our Singapore operations, inventory and vendor program settlements, and certain other charges. We believe that these charges are incremental to normal operations; however, there can be no assurance that we will not experience certain of these incremental charges in the future. Excluding these incremental charges for the year, our gross profit was 10.2%. The decrease in our gross profit as a percent of net revenues was primarily due to our previously announced focus on the key balance sheet areas of inventory and accounts receivable during the latter half of fiscal 2000. In order to make improvements in this area, we avoided certain vendor incentive programs, that for comparative purposes have been previously reflected in our prior year results. Additionally, in order to improve inventory levels, we entered into certain isolated transactions to sell certain inventory at lower than usual margins. During fiscal 1999, we were also able to take advantage of certain enhanced product sourcing opportunities which did not continue in fiscal 2000 and, thus, negatively impacted the fiscal 2000 gross profit percentage on a comparative basis. Additionally, the gross profit percentage declined in the international computer supplies business due primarily to growth in international retail business, which typically carries lower margins. Also contributing to the overall decline in gross profit percentage was the revenue growth in IBM product sales, which are also typically at lower margins. The Company's gross profit percentage was also negatively impacted by incremental costs associated with PFSweb's large number of new client implementations. The Company believes that competitive pressures in the Computer and Office Supplies operations and potential price degradation in the Professional Tape Products business may continue to impact gross margins during the next year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the year ended March 31, 2000 were $90.8 million or 8.6% of net revenues, as compared to $70.6 million, or 7.8% of net revenues for the year ended March 31, 1999, excluding acquisition related costs and the amounts related to the disposition of business in each period. The increase in SG&A expenses and the related increase in SG&A as a percentage of net revenues for fiscal 2000 is primarily attributable to (i) the acquisition of Arlington on October 1, 1999, (ii) the investments in resources and technology to implement new contracts and further develop infrastructure for PFSweb and,
(iii) a reduction in net revenues to large office superstores, which typically have lower SG&A expense ratios. This impact on the SG&A percentage was partially offset by an increase in IBM product sales with lower SG&A expense ratios. SG&A expenses for the year ended March 31, 2000 included incremental charges primarily related to certain repositioning and separation activities associated with the PFSweb spin-off, increases in allowances for bad debts related primarily to issues in our Latin American accounts receivable, legal and professional fees related to an unsolicited acquisition offer, costs incurred in connection with closing our Singapore operation, and certain other charges.

     Acquisition Related Costs. In June, 1998, we completed the acquisition of The Tape Company through a stock-for-stock merger, which was accounted for as a pooling of interests in the accompanying Consolidated Financial Statements and notes thereto. During fiscal 1999, we incurred acquisition and integration costs of $1.1 million related to accounting, legal and other costs applicable to the acquisition of The Tape Company. During fiscal 2000, we recorded costs of about $0.6 million applicable to transition, integration and merger activities within our Professional Tape Products segment.

     Loss on Disposition of Business. In fiscal 1999, we recorded a charge of $2.8 million related to the disposition of our professional tape hardware business. In fiscal 2000, we reversed $1.0 million of this charge as management was able to avoid some of the costs associated with this disposition.

     Interest Expense. Interest expense for the year ended March 31, 2000 was $4.0 million as compared to $2.8 million for the year ended March 31, 1999. Interest expense was higher for the year ended March 31, 2000, primarily due to higher debt balances caused by business acquisitions and higher working capital levels throughout the year. Our weighted average interest rate was 6.5% for both fiscal year 2000 and 1999; however, interest rate increases during the latter part of fiscal year 2000 may result in higher interest expense in fiscal 2001. These negative impacts were partially offset by interest on proceeds from the PFSweb initial public offering, which was completed in December 1999. Our interest cost is impacted by short term movements in interest rates and, therefore, may be adversely impacted by continuing rate increases.

     Income Taxes. Our effective tax rate was approximately 54.0% for the year ended March 31, 2000 compared to 38.1% for the year ended March 31, 1999. The income tax provision was negatively impacted during the year primarily due to losses generated by our PFSweb Europe subsidiary for which no income tax benefit has been recorded. Due to our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our cumulative tax losses and therefore no tax benefit has been recorded related to these losses. Additionally, upon completion of the spin-off, PFSweb will cease to be included in Daisytek's consolidated tax return. Accordingly, because a sufficient history of earnings has not been established by PFSweb on a stand-alone basis, a valuation allowance has been provided for the net deferred income tax asset related to PFSweb as of March 31, 2000. To the extent PFSweb's U.S. entity or European subsidiary have tax losses in future quarters, prior to the spin-off, it may continue to negatively impact the Company's consolidated income tax provision.

  Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

     Net Revenues. Net revenues for the year ended March 31, 1999 increased $108.5 million or 13.6%, to $908.6 million as compared to $800.1 million for the year ended March 31, 1998. Computer and Office Supplies net revenues increased by 8.0% compared to the prior year. Net revenues in the international computer supplies operations increased by 32.4% in fiscal 1999 over fiscal 1998 primarily due to market share growth and higher industry growth rates in the international markets, such as Canada, Latin America and Australia. Also, net revenues grew during fiscal year 1999 as a result of growth in the Company's IBM product sales. These increases were offset by a decrease in revenues in the U.S. computer supplies operation due to a reduction in business with large office superstores and a warehouse club and a slower growth rate in the U.S. market. Professional Tape Products sales increased 80.2% in fiscal 1999 over fiscal 1998 due to organic growth of approximately 10% and the acquisition of Steadi-Systems in January 1998. PFSweb also experienced an increase in its service fee-based activity as a result of new contracts and expansion of existing contracts.

     Gross Profit. The Company's gross profit margin as a percent of net revenues was 11.9% for the year ended March 31, 1999 as compared to 10.9% for the prior year. The increase in the Company's gross profit margin as a percentage of net revenues was primarily a result of (i) enhanced product sourcing in the Computer and Office Supplies segments, (ii) a reduction in net revenues of computer supplies with lower gross margins to large office superstores and a warehouse club, and (iii) an increase in Professional Tape

Product sales, which have higher gross margins than the Company's computer supplies products, as a percent of total net revenues.

     Selling, General and Administrative Expenses. SG&A expenses for the year ended March 31, 1999 were $70.6 million (excluding acquisition related costs and a charge related to the disposition of the Professional Tape Products hardware division), or 7.8% of net revenues, as compared to $56.0 million, or 7.0% of net revenues, for the year ended March 31, 1998. The increase in SG&A expenses as a percentage of net revenues for fiscal year 1999 was due primarily to (i) a reduction in net revenues with lower SG&A expense ratios to large office superstores and a warehouse club, and (ii) the impact of the higher SG&A expense ratio in the Company's Professional Tape Products segment.

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

     Loss on Disposition of Business. The Company recorded a charge of $2.8 million related to the disposition of its professional tape hardware division in March 1999. See Note 3 of Notes to Consolidated Financial Statements.

     Interest Expense. Interest expense was $2.8 million during the year ended March 31, 1999 and was $3.1 million during the year ended March 31, 1998. Interest expense was lower in fiscal 1999 primarily due to a slight decrease in interest rates, which was partially offset by an increase in the average line of credit to support working capital requirements and business acquisitions. The weighted average interest rate was 6.5% and 6.7% during the years ended March 31, 1999 and 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our anticipated cash requirements, including the anticipated cash requirement of our capital expenditures and acquisition activity, if any, with internally generated funds and other various external sources of funds that may be available to us. The external sources of funds include our credit agreements and amendments thereto and may include the future issuance of debt, equity or other securities. However, we cannot assure you that we will be able to access capital markets in the future on terms that will be satisfactory to us. We believe that such internally and externally generated funds will provide us with adequate liquidity and capital necessary for fiscal 2001.

     Our cash at March 31, 2000 is primarily related to the remaining proceeds from the PFSweb Offering, which are intended to be used for PFSweb's anticipated capital expenditures, future PFSweb working capital needs, and possible acquisitions by PFSweb. The remaining proceeds from the Offering cannot be utilized by us to pay down our outstanding balance under our credit facility. Subsequent to the Offering, PFSweb is prohibited from borrowing from Daisytek and no longer participates in Daisytek's centralized cash management system.

     Historically, our primary source of cash has been from financing activities. Net cash provided by financing activities was $49.9 million, $24.8 million, and $30.8 million for fiscal years 2000, 1999 and 1998, respectively. In December 1999, PFSweb successfully completed its Offering and sold 3,565,000 shares of common stock at $17 per share. Net proceeds from the Offering aggregated approximately $53.0 million and were used to repay PFSweb's intercompany payable to Daisytek and to acquire from Daisytek all fixed assets in its Memphis distribution facility as well as certain information technology assets. In connection with this sale of assets, Daisytek and PFSweb have entered into a five-year agreement whereby PFSweb will provide transaction management services for Daisytek.

     In conjunction with the acquisition of Arlington, certain acquired debt was paid in full during the year ended March 31, 2000. This impact was primarily offset by proceeds received from the exercise of stock options during fiscal 2000. During the year ended March 31, 1999, cash provided by financing activities was generated primarily from proceeds from revolving lines of credit. In conjunction with the Professional Tape Products segment's business combination, certain acquired debt of the Tape Company was paid in full during fiscal year 1999. Included in cash flows from financing activities for the year ended March 31, 1999 are distributions made to former shareholders of the Tape Company relating to taxes incurred by these shareholders for earnings of the business unit of The Tape Company, which was organized as a subchapter S corporation. These distributions were made prior to the business combination with the Company. During the fiscal year ended March 31, 1998, cash provided by financing activities was generated primarily through the issuance of 2.3 million shares of common stock, which was used to reduce our indebtedness under the revolving lines of credit.

     Net cash provided by operating activities was $4.6 million and $13.0 million for fiscal years 2000 and 1999, respectively. Net cash used in operating activities was $16.7 million for fiscal 1998. Working capital increased to $153.9 million at March 31, 2000 from $138.8 million at March 31, 1999. This increase was primarily attributable to 1) acquisition of the Arlington business,
2) remaining cash related to the Offering, and 3) increases in accounts receivable related to growth in the existing business units. These factors were partially offset by a decline in inventory levels during the year. This reduction in inventory resulted from our focus on critical balance sheet components. During the last two quarters of fiscal 2000, we experienced improvements in inventory turns in all business units.

     Our principal use of funds for investing activities was capital expenditures of $15.2 million, $10.5 million, and $6.3 million for fiscal years 2000, 1999, and 1998, respectively, and for acquisitions of businesses and incremental costs of acquired businesses of $21.1 million, $20.6 million, and $6.3 million in fiscal years 2000, 1999, and 1998, respectively. See Note 3 of Notes to Consolidated Financial Statements. The capital expenditures consisted primarily of additions to upgrade our management information systems and expansion of our PFSweb distribution facilities, both domestic and foreign. We anticipate that our total investment in upgrades and additions to facilities for fiscal 2001 will be approximately $10 million to $15 million, of which $7 million to $10 million will be incurred by PFSweb. Historically, our PFSweb subsidiary has had a long-term contractual agreement with one of its clients pursuant to which, as part of the services that PFSweb provided, PFSweb would finance certain of the client's inventory. During fiscal 2000, this client indicated to PFSweb that they would not have PFSweb finance this inventory in the future. As a result, the remaining balance due from this client of $3.4 million has been classified as a current asset in the accompanying financial statements. This financing agreement provided net cash flows of $8.7 million for the year ended March 31, 2000 and used net cash flows of $12.1 million for the year ended March 31, 1999.

     Daisytek has an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended in October 1999, has a maximum borrowing availability of $105.0 million and expires on January 1, 2001. Availability under the Facility is based upon amounts of eligible accounts receivable and inventory, as defined. As of March 31, 2000, we had borrowed $32.8 million, leaving $72.2 million available under the Facility for additional borrowings. The Facility accrues interest, at our option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 1.00% to 1.75% depending on our financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain of our activities, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. This Facility is part of our integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows us to optimize our cash flow.

     During October 1997, our Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000, and allows them to borrow Australian dollars up to a maximum of $10.0 million (Australian), or approximately $6.1 million (U.S.) at March 31, 2000. We had borrowed about $1.4 million (U.S.), leaving about $4.7 million (U.S.) available under the Australian Facility at March 31, 2000. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility.

     During December 1997, our Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows them to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.3 million (U.S.) at March 31, 2000. We had borrowed approximately $7.9 million (U.S.), leaving approximately $2.4 million (U.S.) available under the Canadian Facility at March 31, 2000. The Canadian Facility accrues interest at our option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During August 1999, our Canadian subsidiary also entered into an agreement with a Canadian bank for a revolving term loan (the "Term Loan"). The Term Loan, which expires on August 31, 2001, allows them to borrow Canadian or U.S. dollars up to a maximum of $10.0 million (Canadian), or approximately $6.9 million (U.S.) at March 31, 2000. The Term Loan accrues interest at our option at either the bank's prime rate plus 0.10% or the bank's U.S. dollar commercial loan rate plus 0.10%. A commitment fee of 0.25% is charged on the unused portion of the Term Loan. We had no borrowings outstanding under this Term Loan at March 31, 2000.

     Daisytek is currently in negotiations regarding new credit facilities and we expect to finalize these negotiations and to contract for new facilities before the end of calendar year 2000. Management believes that any new facilities will be on substantially comparable terms to the current facilities.

     We believe that international markets represent further opportunities for growth. We attempt to protect ourselves from foreign currency fluctuations by denominating substantially all our non-Canadian and non-Australian international sales in U.S. dollars. In addition, we have entered into various forward Canadian and Australian currency exchange contracts in order to hedge our net investments in, and our intercompany payables applicable to, our Canadian and Australian subsidiaries. We have the following forward currency exchange contracts outstanding as of March 31, 2000:

  CURRENCY TYPE      US$ CONTRACT AMOUNT        CONTRACT TYPE       EXPIRATION
  -------------      -------------------        -------------       ----------
 Canadian Dollars       $8.2 million        Sell Canadian Dollars    May 2000
Australian Dollars      $7.7 million       Sell Australian Dollars  April 2000
Australian Dollars      $1.3 million       Sell Australian Dollars  April 2000
Australian Dollars      $2.5 million       Sell Australian Dollars  August 2000

     As of March 31, 2000, we had incurred net unrealized gains of approximately $0.6 million on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. We may consider entering into other forward exchange contracts in order to hedge our net investment in our Canadian, Australian and Mexican subsidiaries, although no assurance can be given that we will be able to do so on acceptable terms.

OTHER MATTERS

  Inventory Management

     Daisytek manages its inventories held for sale in its wholesale distribution business by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines and make large purchases from suppliers to take advantage of attractive terms. To reduce the risk of loss due to supplier price reductions and slow moving inventory, we have entered into purchasing agreements with many of our suppliers, including most of our major suppliers, which contain price protection and stock return privileges under which we receive credits if the supplier lowers prices on previously purchased inventory or if we return slow moving inventory in exchange for other products.

  Seasonality

     Although historically we have experienced our greatest sequential quarter revenue growth in our fourth fiscal quarter, our management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. Our management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for our computer supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. We generally experience a relative slowness in sales during the summer months, which may adversely affect our first and second fiscal quarter results in relation to sequential quarter performance.

     The seasonality of PFSweb's business is dependent upon the seasonality of their clients' business and of their sale of their products. Accordingly, our management must rely upon the projections of PFSweb's customers in assessing quarterly variability. We believe that as the PFSweb business grows with consumer product clients, its business activity will be more significant in the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

  Memphis Facility

     The majority of our U.S. Computer Supplies inventory and distribution activity is located in a centralized warehouse and distribution facility operated by PFSweb in Memphis, Tennessee. Although we have established certain disaster recovery procedures, which include other warehouse and distribution locations operated by Daisytek in the U.S., there can be no assurance that the loss of this Memphis facility for any extended period of time would not have a material effect on our business.

  Inflation

     Our management believes that inflation has not had a material effect on our operations.

  Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133") effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 requires gains or losses on these financial instruments to be recognized in other comprehensive income as a part of the cumulative translation adjustment. In June 1999, the FASB approved the issuance of SFAS 137 deferring the effective date of SFAS 133 for one year. Consequently, Daisytek is required to adopt SFAS 133 by April 1, 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. We presently utilize derivative financial instruments only to hedge our net investments in some of our foreign operations. The Company is currently evaluating the provisions of SFAS 133 and its effect on the accounting treatment of these financial instruments. Due to our limited use of derivative instruments, we do not anticipate that adoption of SFAS 133 will have a material effect on our financial statements.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

YEAR 2000 ISSUE

     Daisytek and its subsidiaries (including PFSweb) completed its identification, assessment and remediation of the year 2000 compliance issue ("Y2K") in December 1999. The total expenses incurred by Daisytek and its subsidiaries (including PFSweb) related to Y2K was approximately $0.8 million, which included both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not reported separately. To date, the Company has not experienced any material Y2K failures and to the best of its knowledge neither have any of its significant clients or service providers. However, there can be no assurance that in the future issues related to Y2K will not have a material adverse effect on our financial condition or that of our significant customers and service providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Daisytek is exposed to various market risks including interest rates on its debt and foreign exchange rates. In the normal course of business the Company employs established policies and procedures to manage these risks.

INTEREST RATE RISK

     Our interest rate risk is limited to our outstanding balances on our revolving lines of credit which amounted to $42.1 million at March 31, 2000. A 50 basis point movement in interest rates would result in approximately $211,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at March 31, 2000.

     We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

FOREIGN EXCHANGE RISK

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. Accordingly, we utilize foreign currency forward contracts to hedge our net investments and long-term intercompany payable balances. We also monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. Foreign currency instruments generally have maturities that do not exceed three months. We do not enter into foreign currency instruments for speculative purposes.

     Our current foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars and the Euro. Other international sales and purchases are generally U.S. Dollar based. At March 31, 2000 we had four outstanding foreign currency forward contracts. If the foreign exchanges rates of the Canadian and Australian currencies fluctuate 10% from the March 31, 2000 rates, gains or losses in fair value on the four outstanding contracts would be $1.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................    34
Consolidated Balance Sheets as of March 31, 2000 and 1999...    35
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 2000, 1999 and 1998.............................    36
Consolidated Statements of Shareholders' Equity for the
  Fiscal Years Ended March 31, 2000, 1999 and 1998..........    37
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 2000, 1999 and
  1998......................................................    38
Notes to Consolidated Financial Statements..................    39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Daisytek International Corporation:

     We have audited the accompanying consolidated balance sheets of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daisytek International Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
May 4, 2000 (except with respect
to the matters discussed in Note 14,
as to which the date is June 8, 2000)

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 28,186   $  1,551
  Accounts receivable, net of allowance for doubtful
     accounts of $6,031 and $2,857 at March 31, 2000 and
     1999, respectively.....................................   167,705    139,864
  Inventories, net..........................................    96,371    107,918
  Prepaid expenses and other current assets.................     7,812      4,982
  Income taxes receivable...................................     3,714         --
  Deferred tax asset, net...................................       249        137
                                                              --------   --------
          Total current assets..............................   304,037    254,452
                                                              --------   --------
PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment.........................    52,491     37,807
  Leasehold improvements....................................     5,692      2,399
                                                              --------   --------
                                                                58,183     40,206
  Less -- Accumulated depreciation and amortization.........   (27,523)   (20,296)
                                                              --------   --------
     Net property and equipment.............................    30,660     19,910
OTHER ASSETS................................................       528     12,070
EMPLOYEE RECEIVABLE.........................................       518        485
EXCESS OF COST OVER NET ASSETS ACQUIRED, net................    37,003     28,962
                                                              --------   --------
          Total assets......................................  $372,746   $315,879
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $ 42,392   $    146
  Trade accounts payable....................................    92,978    103,179
  Accrued expenses..........................................    14,746     11,802
  Income taxes payable......................................        --        561
                                                              --------   --------
          Total current liabilities.........................   150,116    115,688
                                                              --------   --------
LONG-TERM DEBT, less current portion........................     2,431     43,021
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................     9,513         --
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized at March 31, 2000 and 1999, none issued and
     outstanding............................................        --         --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized at March 31, 2000 and 1999, respectively;
     17,600,164 and 17,162,382 shares issued and outstanding
     at March 31, 2000 and 1999, respectively...............       176        172
  Additional paid-in capital................................   136,736     87,394
  Retained earnings.........................................    76,340     71,801
  Accumulated other comprehensive income....................    (2,566)    (2,197)
                                                              --------   --------
          Total shareholders' equity........................   210,686    157,170
                                                              --------   --------
          Total liabilities and shareholders' equity........  $372,746   $315,879
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FISCAL YEARS ENDED MARCH 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
NET REVENUES................................................  $1,060,147   $908,630   $800,112
COST OF SALES...............................................     957,006    800,263    712,568
                                                              ----------   --------   --------
  Gross profit..............................................     103,141    108,367     87,544
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................      90,844     70,648     55,974
ACQUISITION RELATED COSTS...................................         619      1,111        735
LOSS ON DISPOSITION OF BUSINESS.............................      (1,000)     2,800         --
                                                              ----------   --------   --------
  Income from operations....................................      12,678     33,808     30,835
INTEREST EXPENSE............................................       4,035      2,797      3,134
                                                              ----------   --------   --------
  Income before income taxes................................       8,643     31,011     27,701
PROVISION FOR INCOME TAXES:
  Current...................................................       4,782     13,506      8,074
  Deferred..................................................        (112)    (1,683)     2,111
                                                              ----------   --------   --------
                                                                   4,670     11,823     10,185
                                                              ----------   --------   --------
Income before minority interest and cumulative effect of
  accounting change.........................................       3,973     19,188     17,516
MINORITY INTEREST...........................................         566         --         --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX..........          --       (405)        --
                                                              ----------   --------   --------
NET INCOME..................................................  $    4,539   $ 18,783   $ 17,516
                                                              ==========   ========   ========
NET INCOME PER COMMON SHARE:
  Basic
     Income before cumulative effect of accounting change...  $     0.26   $   1.12   $   1.20
     Cumulative effect of accounting change, net of tax.....          --      (0.02)        --
                                                              ----------   --------   --------
     Net income.............................................  $     0.26   $   1.10   $   1.20
                                                              ==========   ========   ========
  Diluted
     Income before cumulative effect of accounting change...  $     0.25   $   1.08   $   1.14
     Cumulative effect of accounting change, net of tax.....          --      (0.02)        --
                                                              ----------   --------   --------
     Net income.............................................  $     0.25   $   1.06   $   1.14
                                                              ==========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS
  OUTSTANDING:
     Basic..................................................      17,248     17,101     14,541
     Diluted................................................      18,186     17,789     15,318

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              ACCUMULATED
                                  COMMON STOCK       ADDITIONAL                  OTHER
                               -------------------    PAID-IN     RETAINED   COMPREHENSIVE    TOTAL     COMPREHENSIVE
                                 SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        EQUITY       INCOME
                               ----------   ------   ----------   --------   -------------   --------   -------------
BALANCE AT MARCH 31, 1997....  14,016,282    $140     $ 33,283    $38,266       $(1,306)     $ 70,383
Net income(a)................          --      --           --     17,516            --        17,516      $17,516
Other comprehensive income --
  foreign currency
  translation adjustment.....          --      --           --         --          (625)         (625)        (625)
                                                                                                           -------
Comprehensive income.........                                                                              $16,891
                                                                                                           =======
Distribution of earnings to
  The Tape Company
  shareholders...............          --      --           --     (1,791)           --        (1,791)
Repurchase of The Tape
  Company shares.............          --      --       (4,394)        --            --        (4,394)
Net proceeds from exercise of
  common stock options.......     616,326       7        3,932         --            --         3,939
Net proceeds from issuance of
  common stock...............   2,303,288      23       52,680         --            --        52,703
                               ----------    ----     --------    -------       -------      --------
BALANCE AT MARCH 31, 1998....  16,935,896     170       85,501     53,991        (1,931)      137,731
Net income(a)................          --      --           --     18,783            --        18,783      $18,783
Other comprehensive income --
  foreign currency
  translation adjustment.....          --      --           --         --          (266)         (266)        (266)
                                                                                                           -------
Comprehensive income.........                                                                              $18,517
                                                                                                           =======
Distribution of earnings to
  The Tape Company
  shareholders...............          --      --           --       (973)           --          (973)
Net proceeds from exercise of
  common stock options.......     223,953       2        1,838         --            --         1,840
Issuance of common stock.....       2,533      --           55         --            --            55
                               ----------    ----     --------    -------       -------      --------
BALANCE AT MARCH 31, 1999....  17,162,382     172       87,394     71,801        (2,197)      157,170
Net income...................          --      --           --      4,539            --         4,539      $ 4,539
Other comprehensive income --
  foreign currency
  translation adjustment.....          --      --           --         --          (369)         (369)        (369)
                                                                                                           -------
Comprehensive income.........                                                                              $ 4,170
                                                                                                           =======
PFSweb offering..............          --      --       42,955         --            --        42,955
Deferred compensation expense
  on PFSweb stock options....          --      --           48         --            --            48
Employee stock purchase
  plan.......................      31,823      --          368         --            --           368
Net proceeds from exercise of
  common stock options.......     402,548       4        5,926         --            --         5,930
Issuance of common stock.....       3,411      --           45         --            --            45
                               ----------    ----     --------    -------       -------      --------
BALANCE AT MARCH 31, 2000....  17,600,164    $176     $136,736    $76,340       $(2,566)     $210,686
                               ==========    ====     ========    =======       =======      ========

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FISCAL YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  4,539   $ 18,783   $ 17,516
  Adjustments to reconcile net income to net cash flow
     provided by (used in) operating activities, net of
     effects from acquisition of businesses:
     Depreciation and amortization..........................     9,242      6,048      5,011
     Provision for doubtful accounts........................     7,783      2,863      2,016
     Minority interest......................................      (566)        --         --
     Non-cash compensation expense..........................        48         --         --
     Deferred income tax (benefit) provision................      (112)    (1,683)     2,111
  Changes in operating assets and liabilities
     Accounts receivable....................................   (22,465)   (12,564)   (31,773)
     Inventories, net.......................................    24,699    (16,279)   (21,880)
     Prepaid expenses and other current assets..............     1,100     (1,222)    (2,484)
     Trade accounts payable and accrued expenses............   (15,385)    17,923     12,670
     Income taxes payable...................................    (4,238)      (884)       115
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........     4,645     12,985    (16,698)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (15,175)   (10,523)    (6,304)
  Acquisitions of businesses, net of cash acquired..........   (21,132)   (20,585)    (6,322)
  Disposition of business...................................        --      4,736         --
  Advances of employee receivables, net.....................       (75)      (117)       (45)
  Decrease (increase) in other asset........................     8,693    (12,070)        --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (27,689)   (38,559)   (12,671)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings from revolving lines of credit,
     net....................................................      (910)    28,686    (20,361)
  Payments on capital leases and notes payable..............    (8,533)    (4,787)    (2,796)
  Net proceeds of PFSweb initial public offering............    53,014         --         --
  Net proceeds from sale of stock, exercise of stock options
     and issuance of common stock...........................     6,343      1,906     56,582
  Distributions to former shareholders of The Tape
     Company................................................        --       (973)    (1,791)
  Payment to former shareholder of The Tape Company.........        --         --       (809)
                                                              --------   --------   --------
Net cash provided by financing activities...................    49,914     24,832     30,825
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATES ON CASH............................      (235)       206         74
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS..........................................    26,635       (536)     1,530
CASH AND CASH EQUIVALENTS at beginning of year..............     1,551      2,087        557
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS at end of year....................  $ 28,186   $  1,551   $  2,087
                                                              ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OVERVIEW AND BASIS OF PRESENTATION

     Daisytek International Corporation and its subsidiaries ("the Company" or "Daisytek") is a leading wholesale distributor of non-paper computer and office automation supplies and accessories ("computer and office supplies") and professional-grade video and audio media products ("professional tape products") and also a leading provider of transaction management services to both traditional and electronic commerce, or e-commerce, companies. The Company's three reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

  Computer and Office Supplies

     The computer and office supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges and accessories such as cleaning kits and media storage files. These products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company's computer and office supplies customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores and other retailers who resell the products to end-users.

     The computer and office supplies segment distributes products primarily in the United States, Canada, Australia and Mexico. During March 2000, the Company closed its Singapore operations and consolidated the remaining activity into its Asia Pacific headquarters in Australia. In connection with this closure and consolidation, the Company recognized a loss of approximately $1.0 million, before income taxes.

  Professional Tape Products

     In January 1998, the Company expanded its product line by acquiring Steadi-Systems, Ltd. ("Steadi-Systems"), an independent wholesale distributor of professional tape products and related hardware to the filmed entertainment and multimedia industries. The Company further expanded its operations in the distribution of pro-tape products through the acquisition of The Tape Company in June 1998 and the purchase of the professional tape division of Videotape Products, Inc. ("VTP") in March 1999. In connection with the purchase of VTP, the Company also sold certain assets of its professional hardware division to VTP. Through Steadi-Systems, The Tape Company, and VTP, the Company distributes a wide array of professional-grade audio and video media products to customers including production companies, post-production operations, broadcast stations, corporate in-house production facilities, advertising agencies, and cable television providers.

  PFSweb

     PFSweb, Inc.'s ("PFSweb") business unit was formed in 1991 and expanded in 1996 under the name "Priority Fulfillment Services." PFSweb is an international provider of transaction management services to both traditional and e-commerce companies and sells products and services primarily in the United States, Canada and Europe. The Company offers such services as order management, customer care, billing, credit management and collection, information management, and distribution. The Company provides its services under fee-based contracts where service fee revenue is based on either the sales value of the products or service activity volume.

     In December 1999, PFSweb completed an initial public offering ("IPO") of 3,565,000 shares of its common stock. At March 31, 2000, the Company owned approximately 80.1% of the outstanding shares of common stock of PFSweb. Minority interest represents minority shareholders proportionate share of the equity in PFSweb.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and investments of more than 50% in subsidiaries and other entities, including the accounts of companies acquired in business combinations accounted for under
1) the purchase method from their respective acquisition dates, and 2) the pooling of interests method, giving retroactive effect for all periods presented. All significant intercompany transactions are eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes product revenue upon shipment of product to customers and provides for estimated returns and allowances. The Company permits its customers to return defective products (many of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. The Company offers terms to its customers that it believes are standard for its industries. PFSweb service fee revenues are recognized at the time the service is provided to its client.

  Reclassifications

     Certain prior year data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows.

  Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

  Inventories

     Inventories (merchandise held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation expense is computed by a straight-line method over estimated useful lives of the respective assets which range from three to ten years.

  Excess of Cost over Net Assets Acquired

     Excess of cost over net assets acquired is generally amortized by the straight-line method over estimated useful lives of 20 to 40 years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions, events or circumstances that may indicate the potential impairment of intangible assets. Amortization expense for each of the fiscal years 2000, 1999 and 1998 was approximately $1.5 million, $0.7 million, and $0.3 million, respectively. Accumulated amortization of intangible assets was $3.2 million at March 31, 2000 and $1.7 million at March 31, 1999.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Impairment of Long-Lived Assets

     The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recognized.

  Other Assets

     During fiscal 1999, PFSweb entered into a long-term contractual agreement whereby PFSweb finances certain inventory owned by the client. PFSweb warehouses this client inventory and distributes it upon the sale to third parties by the client, who controls the disposition of this inventory. In addition to service fees, PFSweb charges the client an asset management fee, a portion of which results in interest income. PFSweb has the contractual right to collect the receivable in full at the conclusion of the contract. During fiscal 2000, this client provided notification to PFSweb of its intention to repay in full the outstanding balance within the upcoming fiscal year. Due to the revision in this financing arrangement, the receivable balance of $3.4 million of March 31, 2000 is included in other current assets; whereas, the receivable balance of $12.1 million at March 31, 1999 is included in other assets.

  Foreign Currency Translation and Transactions

     For the Company's Canadian and Australian subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. In addition, the Company periodically enters into foreign exchange contracts in order to hedge the Company's net investment in, and its intercompany payable balance (of a long-term investment nature) applicable to its Canadian and Australian subsidiaries. The Company had the following forward currency exchange contracts outstanding as of March 31, 2000:

  CURRENCY TYPE     US$ CONTRACT AMOUNT       CONTRACT TYPE       EXPIRATION
  -------------     -------------------       -------------       -----------
 Canadian Dollars      $8.2 million       Sell Canadian Dollars    May 2000
Australian Dollars     $7.7 million      Sell Australian Dollars  April 2000
Australian Dollars     $1.3 million      Sell Australian Dollars  April 2000
Australian Dollars     $2.5 million      Sell Australian Dollars  August 2000

     As of March 31, 2000, the Company had incurred net unrealized gains of approximately $0.6 million on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. The Company may consider entering into other forward exchange contracts in order to hedge the Company's net investment in its Canadian, and Australian subsidiaries, although no assurance can be given that the Company will be able to do so on acceptable terms.

     For the Company's Mexican and European subsidiaries, the U.S. dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably inventory, and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense, which relate to assets, which are translated at historical rates. The gains and losses from foreign currency transactions and translation related to these subsidiaries are included in net income and have not been material.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Cumulative Effect of Accounting Change

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") requiring these costs to be accounted for as period expenses. During fiscal 1999, the Company adopted this pronouncement and recorded a cumulative effect charge to income, net of income taxes, as of April 1, 1998, of $405,000. Excluding the cumulative effect, the change in accounting for start-up costs did not materially affect net income for fiscal year 1999.

  Income Taxes

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, reserves for inventory, book versus tax depreciation differences , and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized.

  Fair Value of Financial Instruments

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

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's derivative financial instruments outstanding as of March 31, 2000 and 1999, consisted of forward foreign currency exchange contracts used to hedge the Company's net investment in, and its intercompany payable balances applicable to its Canadian and Australian subsidiaries.

  Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation and other derivative foreign currency exchange contracts are the only items of other comprehensive income impacting the Company.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Net Income Per Common Share

     Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted net income per share is calculated by dividing net income by the weighted average common shares and common share equivalents outstanding for each period. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding.

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------   --------   --------
NUMERATOR:
Income before cumulative effect of an accounting change.....  $4,539    $19,188    $17,516
Cumulative effect of accounting change......................      --       (405)        --
                                                              ------    -------    -------
Net income..................................................  $4,539    $18,783    $17,516
                                                              ======    =======    =======
DENOMINATOR:
Denominator for basic earnings per share --
  Weighted average shares...................................  17,248     17,101     14,541
Effect of dilutive securities:
  Employee stock options....................................     938        688        777
                                                              ------    -------    -------
Denominator for diluted earnings per share
  Adjusted weighted average shares and assumed
     conversions............................................  18,186     17,789     15,318
Net income per common share:
  Basic:
     Income before cumulative effect of an accounting
       change...............................................  $ 0.26    $  1.12    $  1.20
     Cumulative effect of accounting change.................      --      (0.02)        --
                                                              ------    -------    -------
     Net income.............................................  $ 0.26    $  1.10    $  1.20
                                                              ======    =======    =======
  Diluted:
     Income before cumulative effect of an accounting
       change...............................................  $ 0.25    $  1.08    $  1.14
     Cumulative effect of accounting change.................      --      (0.02)        --
                                                              ------    -------    -------
     Net income.............................................  $ 0.25    $  1.06    $  1.14
                                                              ======    =======    =======

  Adoption of New Accounting Standards

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

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for fiscal years beginning

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES after December 15, 1999. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

NOTE 3 -- BUSINESS COMBINATIONS

     On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc. ("Arlington"), a privately held, specialty wholesaler of copier and fax consumables for approximately $19.5 million. This transaction resulted in costs in excess of fair value of approximately $8.0 million which is being amortized over 20 years on a straight-line basis. The acquisition was accounted for by the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to October 1, 1999. The entire cost of the acquisition was funded through the Company's availability under its credit facility.

     The following unaudited pro forma information presents a summary of the consolidated results of operations including Arlington as if the acquisition was effective on April 1, 1999:

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                    (UNAUDITED)
                                                                   (IN THOUSANDS)
Revenues....................................................  $1,111,815    $1,013,484
Net income..................................................       5,342        19,919
Diluted net income per share................................  $     0.29    $     1.12

     In March 1999, the Company purchased the professional tape division of VTP, a Glendale, California-based distributor of professional-grade audio and video media and professional hardware products for approximately $13.5 million. In addition, the Company sold certain assets of its professional hardware division to VTP for approximately $4.7 million. The acquisition of VTP was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. This resulted in costs in excess of fair value of approximately $11.9 million, which is being amortized over 25 years. In connection with this transaction, the Company recorded a $2.8 million one-time charge relating to the disposition of its hardware division. In fiscal year 2000, the Company reversed $1.0 million of this charge as the Company was able to avoid some of the costs associated with this disposition. Proforma results of operations have not been presented because the effects of the acquisition and disposition were not significant.

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

     During January 1998, the Company purchased all of the common stock of Steadi-Systems. Steadi-Systems is an independent wholesale distributor of media products to the filmed entertainment and multimedia industries. The acquisition of Steadi-Systems was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets and liabilities assumed based on the fair values at the date of acquisition. This resulted in cost in excess of fair value at date of acquisition of approximately $10.4 million which is being amortized on a straight-line basis over 25 years. Steadi-Systems was acquired using cash of approximately $6.3 million during fiscal year 1998. Not included in this amount were contingent cash payment arrangements payable if certain events occurred. During May 1998, these events occurred and the Company incurred approximately $2.9 million in additional costs for the acquisition of

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Steadi-Systems and has reflected the amount as an additional cost in excess of net assets acquired. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

NOTE 4 -- DEBT

     Debt as of March 31, 2000 and 1999 is as follows (in thousands):

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Revolving line of credit with commercial banks, interest
  (weighted average rate of 8.0% at March 31, 2000) at the
  Company's option at the prime rate of a bank (9.0% at
  March 31, 2000) and the Eurodollar rate plus 1.00 to 1.75%
  (7.8% at March 31, 2000), due January 1, 2001.............  $ 32,800    $29,800
Revolving line of credit with commercial bank, interest at
  the Australian bank's overnight rate plus 0.75% (6.4% at
  March 31, 2000), due December 31, 2000....................     1,365      4,778
Revolving line of credit with commercial bank, interest
  (weighted average rate of 6.6% at March 31, 2000) at the
  Canadian bank's cost of funds plus 0.65% (6.1% at March
  31, 2000) and the Canadian bank's prime rate (7.0% at
  March 31, 2000), due December 31, 2000....................     7,948      8,126
Notes payable and obligations under capital leases for
  warehouse equipment, computer equipment, and
  transportation equipment, interest at varying rates
  ranging from 6.5% to 9.2%, with lease terms varying from
  three to eight years......................................     2,710        463
                                                              --------    -------
  Long-term debt............................................    44,823     43,167
Less: Current portion of long-term debt.....................   (42,392)      (146)
                                                              --------    -------
  Long-term debt, less current portion......................  $  2,431    $43,021
                                                              ========    =======

     The Company has an agreement with certain banks for an unsecured revolving line of credit facility (the "Facility") that, as amended in October 1999, has a maximum borrowing availability of $105.0 million and expires on January 1, 2001. Availability under the Facility is based upon amounts of eligible accounts receivable and inventory, as defined. As of March 31, 2000, the Company had borrowed $32.8 million, leaving $72.2 million available under the Facility for additional borrowings. The Facility accrues interest, at the Company's option, at the prime rate of a bank or a Eurodollar rate plus an adjustment ranging from 1.00% to 1.75% depending on the Company's financial performance. A commitment fee of 0.20% to 0.25% is charged on the unused portion of the Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities of the Company, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flow.

     During October 1997, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). The Australian Facility, as amended in July 1998, expires on December 31, 2000 and allows the Company to borrow Australian dollars up to a maximum of $10.0 million (Australian), or approximately $6.1 million (U.S.) at March 31, 2000. The Company had borrowed approximately $1.4 million (U.S.), leaving approximately $4.7 million (U.S.)

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES available under the Australian Facility at March 31, 2000. The Australian Facility accrues interest at the Australian Bank Bill Rate plus 0.75% or the Australian bank's overnight rate plus 0.75%. A commitment fee of 0.25% is charged on the total amount of the Australian Facility.

     During December 1997, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). The Canadian Facility, which expires on December 31, 2000, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $15.0 million (Canadian), or approximately $10.3 million (U.S.) at March 31, 2000. The Company had borrowed approximately $7.9 million (U.S.), leaving approximately $2.4 million (U.S.) available under the Canadian Facility at March 31, 2000. The Canadian Facility accrues interest at the Company's option at the bank's prime rate, the bank's cost of funds plus 0.65%, the bank's U.S. dollar commercial loan rate or LIBOR plus 0.65%. A commitment fee of 0.25% is charged on the unused portion of the Canadian Facility.

     During August 1999, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for a revolving term loan (the "Term Loan"). The Term Loan, which expires on August 31, 2001, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $10.0 million (Canadian), or approximately $6.9 million (U.S.) at March 31, 2000. The Term Loan accrues interest at the Company's option at either the bank's prime rate plus 0.10% or the bank's U.S. dollar commercial loan rate plus 0.10%. A commitment fee of 0.25% is charged on the unused portion of the Term Loan. The Company had no borrowings outstanding under this Term Loan at March 31, 2000.

     The Company is currently in negotiations regarding new credit facilities and expects to finalize these negotiations and to contract for new facilities before January 1, 2001, which is when the current facilities expire. Management believes that any new facilities will be on substantially comparable terms to the current facilities.

     The Company is a party to non-cancelable capital lease agreements involving warehouse equipment and computer equipment. The Company's property held under capital leases, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $2.7 million, net of accumulated amortization of approximately $140,000 at March 31, 2000, and approximately $436,000 net of accumulated amortization of approximately $2.1 million at March 31, 1999.

     Annual maturities of long-term debt and capital leases are as follows (in thousands):

               FISCAL YEAR ENDED MARCH 31,
               ---------------------------
  2001....................................................   $42,392
  2002....................................................       330
  2003....................................................       326
  2004....................................................       342
  2005....................................................       303
  Thereafter..............................................     1,130
                                                             -------
          Total...........................................   $44,823
                                                             =======

NOTE 5 -- SHAREHOLDERS' EQUITY

  Public Offerings

     In December 1999, PFSweb successfully completed the IPO of 19.9% of its outstanding stock and sold 3,565,000 shares of common stock at $17 per share. Net proceeds from the IPO aggregated $53.0 million and were used to repay PFSweb's intercompany payable to Daisytek of approximately $27 million, to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain information technology assets

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES for $5.0 million. Daisytek used these proceeds to repay bank debt. The remaining net proceeds are intended to be used by PFSweb for working capital, capital expenditures, a portion of which may be financed through capital or operating leases, and possible acquisitions. As a result of the IPO, the Company's additional paid-in capital increased by approximately $43.0 million.

     During March 1998, the Company completed a secondary offering of 3,300,000 shares, consisting of 2,300,000 shares offered by the Company, and 1,000,000 shares offered by a principal and selling shareholder.

  Shareholder Rights Plan

     On October 15, 1999, the Daisytek Board of Directors declared a dividend distribution of one Daisytek preferred stock purchase right (a "right") for each share of the Company's common stock outstanding on October 25, 1999. Each right entitles the registered shareowners to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $70.00, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on October 25, 2009, unless redeemed or exchanged by the Company earlier.

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

NOTE 6 -- STOCK PLANS

  Employee Stock Purchase Plan

     On August 14, 1998, Daisytek shareholders adopted the 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of Daisytek and designated subsidiaries an opportunity to acquire a proprietary interest in the company. The Stock Purchase Plan provides for acquisition of Daisytek common stock at a 15% discount of market value. The Stock Purchase Plan permits each employee of Daisytek's domestic subsidiaries who have completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10 percent of their compensation with after-tax dollars up to a maximum annual contribution of $25,000. The Company has reserved 250,000 shares of its common stock under the Stock Purchase Plan. The Stock Purchase Plan became effective for eligible employees in October 1999.

  Stock Option Plans

     The Company has various stock option plans (the "Plans") including: the Daisytek stock option plans (the "Daisytek Plans") and the PFSweb stock option plans (the "PFSweb Plans"). The purpose of the Plans is to benefit and advance the interests of the Company by rewarding officers and key employees for their contributions to the financial success of the Company and thereby motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of both incentive stock options and nonqualified stock options. The stock options generally vest over a three to five year period from the date of grant and expire 10 years after the date of grant.

     The Company has adopted the disclosure-only provisions of SFAS 123,"Accounting for Stock-based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES for the Plans and accordingly, does not recognize compensation expense for any of its Plans because the Company typically does not issue options at exercise prices below the market value at date of grant.

     Pro forma net income and earnings per share assuming compensation cost for the Company had been determined under SFAS No. 123 are as follows (dollars in thousands, except per share data):

                                                        FISCAL YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income (loss):
  As reported.........................................  $ 4,539    $18,783    $17,516
  Pro forma...........................................  $(3,801)   $14,169    $15,992
Earnings (loss) per share:
  Basic:
     As reported......................................  $  0.26    $  1.10    $  1.20
     Pro forma........................................  $ (0.22)   $  0.83    $  1.10
  Diluted:
     As reported......................................  $  0.25    $  1.06    $  1.14
     Pro forma........................................  $ (0.21)   $  0.80    $  1.04

  Daisytek Stock Option Plans

     Daisytek has authorized 5,550,000 shares of common stock for issuance under various stock option plans. The Daisytek Plans, which are administered by the Compensation Committee of the Board of Directors of Daisytek, provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees and outside consultants of Daisytek. The right to purchase shares under the stock option agreements typically vest over a three to five year period. Stock options are generally issued at fair market value and must be exercised within ten years from the date of grant. As of March 31, 2000, there were 1,187,668 shares available for future options.

     In addition to options granted under the Daisytek Plans, Daisytek granted options to certain key employees, executives and directors to purchase 181,826 shares of common stock in fiscal year 1998, and 110,000 shares of common stock in fiscal year 1997. These options were granted at the fair market value at the date of the grant and become exercisable over a three-year period starting on the date of the grant.

     The weighted average fair values of options granted during each of the years ended March 31, 2000, 1999 and 1998, was $5.41, $7.93 and $7.02,
respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            FISCAL YEARS ENDED MARCH 31,
                                -----------------------------------------------------
                                     2000               1999               1998
                                ---------------    ---------------    ---------------
Expected dividend yield(a)....        --                 --                 --
Expected stock price
  volatility..................  49.37% - 51.04%    41.42% - 47.92%    40.97% - 41.40%
Risk-free interest rate.......    5.7% - 6.0%        4.6% - 5.5%        5.6% - 6.8%
Expected life of options
  (years).....................         6                  6                  6

---------------

(a) The Company has not declared any cash dividends on its common stock for any of the periods presented and has no present intention of doing so.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following table summarizes the Company's stock option activity under the Daisytek Plans:

                                                    OPTIONS                         WEIGHTED AVERAGE
                                                  OUTSTANDING    PRICE PER SHARE     EXERCISE PRICE
                                                  -----------    ---------------    ----------------
Balance at March 31, 1997.......................   1,706,938     $ 0.64 - $20.00         $ 9.25
  Granted.......................................   1,341,650     $12.50 - $22.44         $12.91
  Exercised.....................................    (616,326)    $ 0.64 - $16.25         $ 2.76
  Canceled......................................    (706,288)    $ 9.75 - $20.00         $15.97
                                                   ---------
Balance at March 31, 1998.......................   1,725,974     $ 0.64 - $22.44         $11.66
  Granted.......................................   2,773,892     $12.88 - $22.88         $15.68
  Exercised.....................................    (223,953)    $ 0.64 - $17.38         $ 7.18
  Canceled......................................    (291,844)    $ 9.75 - $22.88         $16.41
                                                   ---------
Balance at March 31, 1999.......................   3,984,069     $ 2.65 - $22.88         $14.37
  Granted.......................................     473,500     $ 9.13 - $14.44         $ 9.83
  Exercised.....................................    (402,548)    $ 2.65 - $22.88         $11.73
  Canceled......................................     (97,226)    $10.94 - $22.88         $16.46
                                                   ---------
Balance at March 31, 2000.......................   3,957,795     $ 2.65 - $22.88         $13.07
                                                   =========

     As of March 31, 2000, 1999 and 1998, 1,038,568, 413,766 and 234,531,
respectively, of options outstanding were exercisable. The remaining options will become exercisable over the next three to four years based on vesting percentages.

     The following table summarizes information about the Company's outstanding and exercisable stock options at March 31, 2000:

                        OUTSTANDING                                 EXERCISABLE
-----------------------------------------------------------   ------------------------
                               REMAINING        WEIGHTED                   WEIGHTED
   RANGE OF                   CONTRACTUAL       AVERAGE                    AVERAGE
EXERCISE PRICES    OPTIONS    LIFE (YEARS)   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
---------------   ---------   ------------   --------------   -------   --------------
$ 2.29 - $ 4.58         180       3.0            $ 2.65           180       $ 2.65
$ 6.86 - $ 9.15     375,000       9.4            $ 9.13            --       $   --
$ 9.16 - $11.44     203,240       5.5            $ 9.90       182,740       $ 9.75
$11.45 - $13.73   2,596,161       8.2            $12.77       737,161       $12.50
$13.74 - $16.01     109,000       9.0            $15.19        12,598       $15.41
$16.02 - $18.30      10,204       7.5            $17.22         4,594       $16.57
$18.31 - $20.58      10,000       8.4            $19.00         1,500       $19.00
$20.59 - $22.88     654,010       8.2            $22.86        99,795       $22.84

  PFSweb Stock Option Plans

     PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares under a stock option agreement. The PFSweb Plans, which are currently administered by the Compensation Committee of the Board of Directors of PFSweb provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the stock option agreements typically vest over a three year period. Stock options are generally issued at fair market value and must be exercised within ten years from the date of grant. In July 1999, PFSweb issued options to purchase 35,000 common shares at $10.45 which were issued to a non-employee of PFSweb.

     The weighted average fair value of options granted during the fiscal year ended March 31, 2000, was $5.50. The weighted average remaining contractual life of outstanding options is 9.3 years. The fair value of

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     FISCAL YEAR ENDED
                                                      MARCH 31, 2000
                                                     -----------------
Expected dividend yield...........................          --
Expected stock price volatility...................   45.00% - 84.23%
Risk-free interest rate...........................     5.5% - 6.2%
Expected life of options (years)..................          6

     The following table summarizes stock option activity under the PFSweb
Plans:

                                              OPTIONS                       WEIGHTED AVERAGE
                                            OUTSTANDING   PRICE PER SHARE    EXERCISE PRICE
                                            -----------   ---------------   ----------------
Balance at March 31, 1999.................          --          $      --        $   --
  Granted.................................   1,425,000    $10.45 - $17.00        $10.69
  Exercised...............................          --          $      --        $   --
  Canceled................................     (63,500)   $10.45 - $13.00        $10.77
                                             ---------
Balance at March 31, 2000.................   1,361,500    $10.45 - $17.00        $10.69
                                             =========

     All of these options are subject to a three year vesting schedule under which no options vest for three years, subject to acceleration, in part, upon completion of the spin-off of PFSweb from Daisytek. After the spin-off, options vest one-third on the anniversary of the date of grant and one-twelfth each quarter thereafter. Additionally, certain PFSweb employees were granted Daisytek stock options under the Daisytek Plans prior to the PFSweb offering. These options are convertible to PFSweb stock options at the completion of the spin-off transaction.

  Effect of the Spin-off Transaction on Stock Option Plans

     In connection with the completion of the spin-off discussed in Note 14, all outstanding Daisytek stock options will be adjusted and replaced with substitute stock options as follows:

          1. Options held by Daisytek employees who were transferred to PFSweb will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of PFSweb common stock or options to purchase shares of both Daisytek common stock and PFSweb common stock, which may be exercised separately, (the "Unstapled Options"), in proportion to the dividend ratio of 0.81 (see Conversion Ratio discussion below);

          2. Options held by Daisytek employees who remain with Daisytek will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire Daisytek common stock or Unstapled Options.

     The number of shares of Daisytek common stock and PFSweb common stock that will be subject to the Unstapled Options will be based upon the ratio (the "Conversion Ratio") of the number of shares of PFSweb common stock distributed to the Daisytek shareholders in the spin-off divided by the total number of shares of Daisytek common stock outstanding on the June 19, 2000, the record date. In addition, outstanding Daisytek options held by PFSweb officers may be replaced by Unstapled Options based upon a ratio other than the Conversion Ratio, as such officer may elect.

     The exercise price and number of shares subject to the above described substitute options (including the Unstapled Options) will be established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options immediately after spin-off will not exceed the

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES intrinsic value of the outstanding Daisytek stock option, immediately prior to the spin-off, and (2) the ratio of the exercise price of the substitute options to the market value of the underlying stock immediately after the spin-off does not decrease as compared to such ratio of the outstanding Daisytek stock option immediately prior to the spin-off.

     Substantially all of the other terms and conditions of each substitute stock option, will be the same as those of the replaced Daisytek stock option, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     Although it is not possible to specify how many shares of Daisytek common stock will be subject to substitute stock options until after the spin-off, it is possible Daisytek shareholders may experience some dilutive impact from the previously described conversion.

NOTE 7 -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                            FISCAL YEARS ENDED MARCH 31,
                                                            ----------------------------
                                                             2000       1999      1998
                                                            -------   --------   -------
Cash paid during the period for:
  Interest................................................  $3,853    $ 2,718    $2,762
  Income taxes............................................  $7,669    $14,607    $5,416
Fixed assets acquired under capital leases................  $2,400    $   347    $   84

NOTE 8 -- RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

     The Company has made various loans to its Chairman and President. These loans accrue interest at the Company's effective borrowing rate (8.0% at March 31, 2000 and 6.0% at March 31, 1999). The Company's note receivable (including accrued interest) from its Chairman of approximately $518,000 and $485,000 as of March 31, 2000 and 1999, respectively, is due in one installment on April 1, 2001 and is classified as a non-current asset in the consolidated balance sheet. The Company's note receivable (including accrued interest) from its President as of March 31, 2000 and 1999 of approximately $212,000 and $199,000, respectively, is due in one installment on March 31, 2001, is classified as accounts receivable in the accompanying consolidated balance sheets.

     A non-employee director of both Daisytek and PFSweb, is a Managing Director of Hambrecht and Quist LLP, one of the lead managing underwriters on the PFSweb IPO.

NOTE 9 -- INCOME TAXES

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, capitalization of inventory costs, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. A reconciliation of the difference between the expected income tax provision, before cumulative effect of accounting change, at the U.S. Federal statutory corporate tax rate of 34% for

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES fiscal year 2000 and 35% for fiscal years 1999 and 1998, and the Company's effective tax rate is as follows (in thousands):

                                                           FISCAL YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                            2000       1999       1998
                                                           -------   --------   --------
Provision computed at statutory rate.....................  $2,939    $10,854    $ 9,695
Impact of foreign taxation at different rate.............     264        538        356
State income taxes, net of federal benefit...............     415        694        520
Expenses not deductible for tax purposes.................     420        346        149
Impact of acquired subchapter S corporation accounted for
  as a pooling of interests..............................      --       (291)      (431)
Change in valuation reserve..............................     807       (203)        48
Other....................................................    (175)      (115)      (152)
                                                           ------    -------    -------
  Provision for income taxes.............................  $4,670    $11,823    $10,185
                                                           ======    =======    =======

     The consolidated income before taxes and cumulative effect of accounting change, by domestic and foreign entities, is as follows (in thousands):

                                                           FISCAL YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                            2000       1999       1998
                                                           -------   --------   --------
Domestic.................................................  $2,550    $24,879    $22,427
Foreign..................................................   6,093      6,132      5,274
                                                           ------    -------    -------
          Total..........................................  $8,643    $31,011    $27,701
                                                           ======    =======    =======

     The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                           FISCAL YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                            2000       1999       1998
                                                           -------   --------   --------
Current
  Domestic...............................................  $1,458    $ 9,857    $ 5,141
  State..................................................     628      1,068        800
  Foreign................................................   2,696      2,581      2,133
                                                           ------    -------    -------
          Total current..................................   4,782     13,506      8,074
                                                           ------    -------    -------
Deferred
  Domestic...............................................    (151)    (1,683)     2,018
  Foreign................................................      39         --         93
                                                           ------    -------    -------
          Total deferred.................................    (112)    (1,683)     2,111
                                                           ------    -------    -------
          Total..........................................  $4,670    $11,823    $10,185
                                                           ======    =======    =======

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The components of the deferred tax asset (liability) as of March 31, 2000 and 1999 are as follows (in thousands):

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Deferred tax asset:
  Allowance for doubtful accounts...........................  $ 1,568    $   762
  Inventory.................................................      880        595
  Reserves for disposition of business......................       52        875
  Foreign net operating loss carryforwards..................    1,974      2,847
  Other.....................................................    1,061        428
                                                              -------    -------
                                                                5,535      5,507
  Less -- Valuation reserve.................................     (915)      (108)
                                                              -------    -------
          Total deferred tax asset..........................    4,620      5,399
                                                              -------    -------
Deferred tax liability:
  Property and equipment....................................     (331)      (393)
  Accounts receivable discount..............................   (1,038)    (1,557)
  Foreign inventory purchases...............................   (2,437)    (2,568)
  Other.....................................................     (565)      (744)
                                                              -------    -------
          Total deferred liability..........................   (4,371)    (5,262)
                                                              -------    -------
Deferred tax asset, net.....................................  $   249    $   137
                                                              =======    =======

     For financial reporting purposes, the tax benefit of cumulative temporary differences is recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not". At March 31, 2000, foreign net operating loss carryforwards relate primarily to taxable losses of the Company's Europe subsidiary. These loss carryforwards begin to expire in fiscal year 2015. As of March 31, 2000, a valuation allowance was recorded due to uncertainties regarding the Company's utilization of its Europe subsidiary's net operating loss carryforward.

     In addition, as of March 31, 2000, a valuation allowance was recorded by PFSweb due to uncertainties regarding the PFSweb utilization of its net tax asset following its anticipated spin-off from the Company. As of March 31, 1999, a valuation allowance was recorded by the Company due to uncertainties regarding utilization of the Company's Mexico net operating loss carry forward. This loss carry forward was utilized in fiscal 2000.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease facilities, and warehouse, office, transportation and other equipment under operating leases expiring in various years through fiscal year 2010. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

2001.......................................................  $ 8,915
2002.......................................................    8,285
2003.......................................................    6,906
2004.......................................................    6,708
2005.......................................................    2,594
Thereafter.................................................    6,052
                                                             -------
          Total............................................  $39,460
                                                             =======

     Total rental expense under operating leases approximated $8.8 million, $5.8 million and $4.2 million for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

     Although the Company carries products and accessories supplied by numerous vendors, the Company's net revenues from products manufactured by its ten largest suppliers were approximately 78%, 69% and 70% of total net revenues during fiscal years 2000, 1999 and 1998, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Certain of these agreements require minimum annual purchases. Total minimum purchase requirements for fiscal year 2001 approximate $76 million. Additionally, many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow-moving inventory in exchange for other products. Certain of the Company's suppliers also provide the Company with cooperative advertising programs, marketing development funds and other types of incentives and discounts which offset the production costs of the Company's published marketing tools and other related costs.

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in three reportable business segments: (1) Computer and Office Supplies, (2) Professional Tape Products, and (3) PFSweb. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the Computer and Office Supplies segment, which is eliminated as part of the intersegment elimination. In addition, PFSweb and Computer Supplies net revenues are presented consistently with how management evaluates the businesses under its modified IBM distributor agreements. No single customer accounted for more than 10% of the Company's annual net revenues for any of the fiscal years ended March 31, 2000, 1999

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES and 1998. The following table set forth information as to the Company's reportable segments for fiscal years ended March 31:

                                COMPUTER    PROFESSIONAL
                               AND OFFICE       TAPE                 INTERSEGMENT
                                SUPPLIES      PRODUCTS     PFSWEB    ELIMINATIONS     TOTAL
                               ----------   ------------   -------   ------------   ----------
2000
Net revenues.................   $948,367      $ 93,075     $33,299     $(14,594)    $1,060,147
Operating contribution.......     26,363         5,085      (7,940)         (79)        23,429
Assets.......................    268,807        43,638      64,840       (4,539)       372,746
1999
Net revenues.................   $799,078      $102,784     $11,796     $ (5,028)    $  908,630
Operating contribution.......     32,956         4,383        (238)         618         37,719
Assets.......................    198,527        48,295      69,057           --        315,879
1998
Net revenues.................   $739,969      $ 57,040     $ 5,468     $ (2,365)    $  800,112
Operating contribution.......     29,678         1,778        (445)         559         31,570
Assets.......................    200,070        36,864      20,911           --        257,845

     The Company's Computer and Office Supplies segment includes certain expenses and assets that relate to the Professional Tape Products segment which are not allocated by management to this segment. These expenses relate primarily to the Company's (i) centralized management information, warehouse and telephone systems, and (ii) executive, administrative and other corporate costs. These assets primarily relate to the Company's centralized management information, warehouse and telephone systems and leasehold improvements on shared facilities.

     Reconciliation of segment operating contribution to consolidated income before taxes is as follows:

                                                         FISCAL YEARS ENDED MARCH 31,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------   -------   -------
Segment operating contribution.........................  $ 23,429   $37,719   $31,570
Loss on disposition of business(a).....................     1,000    (2,800)       --
Acquisition related costs(a)...........................      (619)   (1,111)     (735)
Other unallocated costs(b).............................   (11,132)       --        --
Interest expense.......................................    (4,035)   (2,797)   (3,134)
                                                         --------   -------   -------
Consolidated income before income taxes................  $  8,643   $31,011   $27,701
                                                         ========   =======   =======

---------------

(a)  These charges relate to the Professional Tape Products segment.

(b) These other unallocated costs relate to certain repositioning and separation activities associated with the planned spin-off of PFSweb, certain other charges as a result of these activities, to increase allowances for bad debts, legal and professional fees related to an unsolicited acquisition offer, costs related to the closing of Singapore and other operating charges during such periods.

          Geographic information

                                                        FISCAL YEARS ENDED MARCH 31,
                                                      --------------------------------
                                                         2000        1999       1998
                                                      ----------   --------   --------
Net revenues:
  United States.....................................  $  784,677   $713,806   $671,670
  Canada............................................     111,487    100,192     76,623
  Other.............................................     163,983     94,632     51,819
                                                      ----------   --------   --------
                                                      $1,060,147   $908,630   $800,112
                                                      ==========   ========   ========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                 MARCH 31,
                                                      --------------------------------
                                                         2000        1999       1998
                                                      ----------   --------   --------
Long-lived assets:
  United States.....................................  $   56,509   $ 55,937   $ 26,218
  Canada............................................       1,284      1,340        802
  Other.............................................      10,916      4,150      3,641
                                                      ----------   --------   --------
                                                      $   68,709   $ 61,427   $ 30,661
                                                      ==========   ========   ========

     The Company also exports its products for sale throughout Latin America, Europe, and the Far East. Total export sales to these geographic regions for fiscal years 2000, 1999 and 1998, included in United States sales in the preceding table, were approximately $66.4 million, $60.2 million, and $54.3 million, respectively.

NOTE 12 -- EMPLOYEE SAVINGS PLAN

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal year 2000 and 1999, the Company matched 10% of employee contributions resulting in a charge against income of approximately $91,000 and $88,000, respectively. For fiscal year 1998, the Company matched 15% of employee contributions resulting in a charge against income of approximately $79,000.

NOTE 13 -- QUARTERLY DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for fiscal years 2000 and 1999 are as follows (dollars in thousands, except per share data).

                                                                 FISCAL YEAR 2000
                                                     -----------------------------------------
                                                     4TH QTR.   3RD QTR.   2ND QTR.   1ST QTR.
                                                     --------   --------   --------   --------
                                                                    (UNAUDITED)
Revenues...........................................  $297,134   $283,087   $246,689   $233,237
Income (loss) from operations......................  $  4,395   $ (1,905)  $  2,580   $  7,608
  Operating margin.................................       1.5%      (0.7)%      1.0%       3.3%
Income (loss) before minority interest and
  cumulative effect of accounting change...........  $  2,225   $ (3,387)  $    952   $  4,183
  Percent of net revenues..........................       0.7%      (1.2)%      0.4%       1.8%
Net income (loss)..................................  $  2,303   $ (2,899)  $    952   $  4,183
  Net margin.......................................       0.8%      (1.0)%      0.4%       1.8%
Net income (loss) per common share before
  cumulative effect of accounting change:
  Basic............................................  $   0.13   $  (0.17)  $   0.06   $   0.24
  Diluted..........................................  $   0.12   $  (0.17)  $   0.05   $   0.24
Net income (loss) per common share:
  Basic............................................  $   0.13   $  (0.17)  $   0.06   $   0.24
  Diluted..........................................  $   0.12   $  (0.17)  $   0.05   $   0.24

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                 FISCAL YEAR 1999
                                                     -----------------------------------------
                                                     4TH QTR.   3RD QTR.   2ND QTR.   1ST QTR.
                                                     --------   --------   --------   --------
                                                                    (UNAUDITED)
Revenues...........................................  $240,383   $225,507   $220,151   $222,589
Income from operations.............................  $  6,254   $  8,786   $  9,448   $  9,320
  Operating margin.................................       2.6%       3.9%       4.3%       4.2%
Income before cumulative effect of accounting
  change...........................................  $  3,488   $  4,981   $  5,281   $  5,438
  Percent of net revenues..........................       1.5%       2.2%       2.4%       2.4%
Net income.........................................  $  3,488   $  4,981   $  5,281   $  5,033
  Net margin.......................................       1.5%       2.2%       2.4%       2.3%
Net income per common share before cumulative
  effect of accounting change:
  Basic............................................  $   0.20   $   0.29   $   0.31   $   0.32
  Diluted..........................................  $   0.19   $   0.28   $   0.30   $   0.31
Net income per common share:
  Basic............................................  $   0.20   $   0.29   $   0.31   $   0.30
  Diluted..........................................  $   0.19   $   0.28   $   0.30   $   0.28

NOTE 14 -- SUBSEQUENT EVENTS

     In June, 2000 the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of Daisytek's remaining ownership in PFSweb to Daisytek common shareholders on a pro-rata basis. The spin-off is subject to certain conditions and is intended to establish PFSweb as a stand-alone entity with objectives separate from Daisytek's objectives. As a result, on June 8, 2000, the Daisytek Board of Directors approved the separation of PFSweb and declared a distribution to its shareholders of all of its remaining 14,305,000 PFSweb shares. The distribution is payable at the close of business on July 6, 2000 to shareholders of record as of June 19, 2000 (the "Record Date".) The shareholders as of the Record Date will receive a pro rata distribution of PFSweb shares owned by Daisytek. Based on the shares outstanding at each company on the Record Date, Daisytek shareholders will receive about 0.81 shares of PFSweb stock for each share of Daisytek stock they owned on the Record Date.

     On May 3, 2000, the Company acquired certain assets and liabilities of B.A. Pargh, a wholesaler of office products and customer of PFSweb, for approximately $3 million. The acquisition was accounted for by the purchase method of accounting for business combinations. The entire cost of the acquisition was funded through the Company's availability under its credit facility.

     Daisytek signed a seven year lease on a 46,000 square foot office space location in Allen, Texas, a Dallas suburb, which will become the new corporate headquarters for Daisytek following the PFSweb spin-off. Terms and conditions of this lease are comparable to those experienced under the Company's current facility lease.

     On June 8, 2000, the PFSweb Board of Directors declared a dividend distribution of one PFSweb preferred stock purchase right (a "PFSweb right") for each share of the Company's common stock outstanding on July 6, 2000. Each PFSweb right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $67, subject to adjustment. The PFSweb rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the Company's outstanding shares of common stock. The PFSweb rights expire on July 6, 2010, unless redeemed or exchanged by the Company earlier.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding our directors and executive officers is set forth in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the heading "Election of Directors," which information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the last day of the our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements

     See Index to Consolidated Financial Statements on page 33 of this Form
10-K.

  (b) Financial Statement Schedules

     Report of Independent Accountants

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

  (c) Exhibits.

          2.1(8)         -- Master Separation Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated,
                            Priority Fulfillment Services, Inc. and PFSweb, Inc.
          2.2(8)         -- Initial Public Offering and Distribution Agreement by and
                            among Daisytek International Corporation, Daisytek,
                            Incorporated and PFSweb, Inc.
          2.3(8)         -- Registration Rights Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated and
                            PFSweb, Inc.
          2.4(8)         -- Tax Indemnification and Allocation Agreement between
                            Daisytek International Corporation and PFSweb, Inc.
          2.5(8)         -- Transition Services Agreement between Daisytek,
                            Incorporated and PFSweb, Inc.
          2.6(8)         -- Transaction Management Services Agreement between
                            Daisytek, Incorporated and Priority Fulfillment Services,
                            Inc.
          3.1(3)         -- Amended and Restated Certificate of Incorporation of
                            Daisytek International Corporation.
          3.1.1(3)       -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.
          3.2(2)         -- Amended and Restated By-laws of Daisytek International
                            Corporation.
          3.3(4)         -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.
          3.4(5)         -- Amendments to the Bylaws of the Company, adopted on
                            October 15, 1999.
          4.1(5)         -- Rights Agreement, dated as of October 15, 1999, between the Company and ChaseMellon Shareholder Services, LLC,
                            which includes the Certificate of Designations in respect
                            of the Series A Preferred Stock as Exhibit A, the form of
                            Right Certificate as Exhibit B and the Summary of Rights
                            to Purchase Series A Preferred Stock as Exhibit C.
                            Pursuant to the Rights Agreement, Right Certificates will
                            not be mailed until after the Separation Date (as defined
                            therein).
         10.1(1)         -- 1994 Stock Option Plan of Daisytek International
                            Corporation.
         10.2(3)         -- Non-Employee Director Stock Option and Retainer Plan.
         10.3(4)         -- 1998 Amended and Restated Stock Option Plan of Daisytek
                            International Corporation.
         10.4(4)         -- Daisytek International Corporation 1998 Employee Stock
                            Purchase Plan.
         10.5(6)         -- Asset Purchase Agreement between The Tape Company, Inc.
                            and Stage 4 Productions, Inc. (D/B/A Producers Tape
                            Service/All Media, Inc.) dated June 18, 1999.

         10.6(7)         -- Seventh Amendment to Credit Agreement dated September 10,
                            1999 between Daisytek Incorporated, as Borrower, Daisytek
                            International Corporation and Borrower's Subsidiaries, as
                            Guarantors, and State Street Bank and Trust Company, Bank
                            One, N.A., and Chase Bank of Texas, N.A., as Lenders.
         10.7(7)         -- Eighth Amendment to Credit Agreement dated September 30,
                            1999 between Daisytek Incorporated, as Borrower, Daisytek
                            International Corporation and Borrower's Subsidiaries, as
                            Guarantors, and State Street Bank and Trust Company, Bank
                            One, N.A., and Chase Bank of Texas, N.A., as Lenders.
         10.8(7)         -- Ninth Amendment to Credit Agreement dated October 29,
                            1999 between Daisytek Incorporated, as Borrower, Daisytek
                            International Corporation and Borrower's Subsidiaries, as
                            Guarantors, and State Street Bank and Trust Company, Bank
                            One, N.A., and Chase Bank of Texas, N.A., as Lenders.
         10.9(7)         -- Asset Purchase Agreement dated September 30, 1999, by and among Arlington Industries, Inc., Craig Funk, Arlington
                            Acquisition Corp., and Daisytek, Incorporated.
         10.10(7)        -- Form of Change in Control Severance Agreement between
                            Daisytek International Corporation and each of its
                            executive officers.
         10.11(7)        -- Industrial Lease Agreement between Shelby Drive
                            Corporation and each of its executive officers.
         10.12(7)        -- Lease Contract between Transports Weerts and Priority
                            Fulfillment Services Europe B.V.
         10.13(7)        -- Commitment Letter dated September 9, 1999 between The
                            Bank of Nova Scotia and Daisytek (Canada) Inc.
         10.14(8)        -- PFSweb, Inc. Underwriting Agreement by and among PFSweb,
                            Inc., Daisytek International Corporation and the
                            Underwriters named therein.
         21(*)           -- Subsidiaries of the Registrant.
         23(*)           -- Consents.
         27(*)           -- Financial Data Schedule for fiscal year ended March 31,
                            2000.

---------------

(*) Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1 No. 33-86926.

(2) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.

(3) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996.

(4) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998.

(5) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999.

(6) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999 dated August 16, 1999.

(7) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1999 dated November 15, 1999.

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1999 dated February 14, 2000.

  (d) Reports on Form 8-K

     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Daisytek International Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries included in this report on Form 10-K and have issued our report thereon dated May 4, 2000 (except with respect to the matters discussed in Note 14, as to which the date is June 8, 2000). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2000

                                  SCHEDULE II
              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGES TO   CHARGES TO                BALANCE AT
                                           BEGINNING     COST AND      OTHER                     END OF
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
Fiscal Year Ended March 31, 1998:
  Allowance for doubtful accounts........    $2,425        2,016         --         (1,676)      $2,765
  Income tax valuation allowance.........    $  263           48         --             --       $  311
Fiscal Year Ended March 31, 1999:
  Allowance for doubtful accounts........    $2,765        2,863         --         (2,771)      $2,857
  Income tax valuation allowance.........    $  311           --         --           (203)      $  108
  Reserves for disposition of business...    $   --        2,800         --             --       $2,800
Fiscal Year Ended March 31, 2000:
  Allowance for doubtful accounts........    $2,857        7,783         --         (4,609)      $6,031
  Income tax valuation allowance.........    $  108          915         --           (108)      $  915
  Reserves for disposition of business...    $2,800       (1,000)        --         (1,652)      $  148

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAISYTEK INTERNATIONAL CORPORATION

                                          By:      /s/ RALPH MITCHELL
                                            ------------------------------------
                                                       Ralph Mitchell
                                                Chief Financial Officer and
                                            Executive Vice President -- Finance

June 29, 2000

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ MARK C. LAYTON                    Chairman of the Board              June 29, 2000
-----------------------------------------------------
                   Mark C. Layton

                 /s/ JAMES R. POWELL                   Chief Executive and Operating      June 29, 2000
-----------------------------------------------------    Officer, President and Director
                   James R. Powell                       (principal executive officer)

                 /s/ RALPH MITCHELL                    Chief Financial Officer,           June 29, 2000
-----------------------------------------------------    Executive Vice
                   Ralph Mitchell                        President -- Finance (principal
                                                         financial and accounting
                                                         officer)

                /s/ CHRISTOPHER YATES                  Director                           June 29, 2000
-----------------------------------------------------
                  Christopher Yates

                /s/ TIMOTHY M. MURRAY                  Director                           June 29, 2000
-----------------------------------------------------
                  Timothy M. Murray

                 /s/ JAMES F. REILLY                   Director                           June 29, 2000
-----------------------------------------------------
                   James F. Reilly

               /s/ PETER P. J. VIKANIS                 Director                           June 29, 2000
-----------------------------------------------------
                 Peter P. J. Vikanis

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1(8)         -- Master Separation Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated,
                            Priority Fulfillment Services, Inc. and PFSweb, Inc.
          2.2(8)         -- Initial Public Offering and Distribution Agreement by and
                            among Daisytek International Corporation, Daisytek,
                            Incorporated and PFSweb, Inc.
          2.3(8)         -- Registration Rights Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated and
                            PFSweb, Inc.
          2.4(8)         -- Tax Indemnification and Allocation Agreement between
                            Daisytek International Corporation and PFSweb, Inc.
          2.5(8)         -- Transition Services Agreement between Daisytek,
                            Incorporated and PFSweb, Inc.
          2.6(8)         -- Transaction Management Services Agreement between
                            Daisytek, Incorporated and Priority Fulfillment Services,
                            Inc.
          3.1(3)         -- Amended and Restated Certificate of Incorporation of
                            Daisytek International Corporation.
          3.1.1(3)       -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.
          3.2(2)         -- Amended and Restated By-laws of Daisytek International
                            Corporation.
          3.3(4)         -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.
          3.4(5)         -- Amendments to the Bylaws of the Company, adopted on
                            October 15, 1999.
          4.1(5)         -- Rights Agreement, dated as of October 15, 1999, between the Company and ChaseMellon Shareholder Services, LLC,
                            which includes the Certificate of Designations in respect
                            of the Series A Preferred Stock as Exhibit A, the form of
                            Right Certificate as Exhibit B and the Summary of Rights
                            to Purchase Series A Preferred Stock as Exhibit C.
                            Pursuant to the Rights Agreement, Richt Certificates will
                            not be mailed until after the Separation Date (as defined
                            therein).
         10.1(1)         -- 1994 Stock Option Plan of Daisytek International
                            Corporation.
         10.2(3)         -- Non-Employee Director Stock Option and Retainer Plan.
         10.3(4)         -- 1998 Amended and Restated Stock Option Plan of Daisytek
                            International Corporation.
         10.4(4)         -- Daisytek International Corporation 1998 Employee Stock
                            Purchase Plan.
         10.5(6)         -- Asset Purchase Agreement between The Tape Company, Inc.
                            and Stage 4 Productions, Inc. (D/B/A Producers Tape
                            Service/All Media, Inc.) dated June 18, 1999.
         10.6(7)         -- Seventh Amendment to Credit Agreement dated September 10,
                            1999 between Daisytek Incorporated, as Borrower, Daisytek
                            International Corporation and Borrower's Subsidiaries, as
                            Guarantors, and State Street Bank and Trust Company, Bank
                            One, N.A., and Chase Bank of Texas, N.A., as Lenders.
         10.7(7)         -- Eighth Amendment to Credit Agreement dated September 30,
                            1999 between Daisytek Incorporated, as Borrower, Daisytek
                            International Corporation and Borrower's Subsidiaries, as
                            Guarantors, and State Street Bank and Trust Company, Bank
                            One, N.A., and Chase Bank of Texas, N.A., as Lenders.
         10.8(7)         -- Ninth Amendment to Credit Agreement dated October 29,
                            1999 between Daisytek Incorporated, as Borrower, Daisytek
                            International Corporation and Borrower's Subsidiaries, as
                            Guarantors, and State Street Bank and Trust Company, Bank
                            One, N.A., and Chase Bank of Texas, N.A., as Lenders.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.9(7)         -- Asset Purchase Agreement dated September 30, 1999, by and among Arlington Industries, Inc., Craig Funk, Arlington
                            Acquisition Corp., and Daisytek, Incorporated.
         10.10(7)        -- Form of Change in Control Severance Agreement between
                            Daisytek International Corporation and each of its
                            executive officers.
         10.11(7)        -- Industrial Lease Agreement between Shelby Drive
                            Corporation and each of its executive officers.
         10.12(7)        -- Lease Contract between Transports Weerts and Priority
                            Fulfillment Services Europe B.V.
         10.13(7)        -- Commitment Letter dated September 9, 1999 between The
                            Bank of Nova Scotia and Daisytek (Canada) Inc.
         10.14(8)        -- PFSweb, Inc. Underwriting Agreement by and among PFSweb,
                            Inc., Daisytek International Corporation and the
                            Underwriters named therein.
         21(*)           -- Subsidiaries of the Registrant.
         23(*)           -- Consents.
         27(*)           -- Financial Data Schedule for fiscal year ended March 31,
                            2000.

---------------

(*) Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1 No. 33-86926.

(2) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.

(3) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996.

(4) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998.

(5) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999.

(6) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999 dated August 16, 1999.

(7) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1999 dated November 15, 1999.

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1999 dated February 14, 2000.