Form 10-Q
period 2000-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2000-08-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                       75-2421746
------------------------------------------            --------------------------
        (State of Incorporation)                      (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                      75074
------------------------------------------            --------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (972) 881-4700
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

At August 11, 2000 there were 16,142,273 shares of the registrant's common stock outstanding.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                         PAGE NUMBER
                                                                                       -----------
   Item 1. Financial Statements:
             Consolidated  Balance Sheets as of June 30, 2000  (Unaudited)  and
               March 31, 2000..........................................................      3

             Unaudited  Interim  Consolidated  Statements of Operations for the
               Three Months Ended June 30, 2000 and 1999 ..............................      4

             Unaudited  Interim  Consolidated  Statements of Cash Flows for the
               Three Months Ended June 30, 2000 and 1999...............................      5

             Notes to Unaudited Interim Consolidated Financial Statements..............      6

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................................     11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..................     20


PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K ...........................................     21


SIGNATURES ............................................................................     22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                        JUNE 30,      MARCH 31,
                                     ASSETS                               2000          2000
                                                                      -----------     ---------
                                                                      (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ....................................     $  26,118      $  28,186
    Accounts receivable, net of allowance for doubtful accounts of
        $6,236 and $6,031 at June  30, 2000 and March 31, 2000,
        respectively .............................................       160,003        167,705
    Inventories, net .............................................       123,690         96,371
    Prepaid expenses and other current assets ....................        13,156          7,812
    Income taxes receivable ......................................         2,668          3,714
    Deferred tax asset, net ......................................             6            249
                                                                       ---------      ---------
                  Total current assets ...........................       325,641        304,037
                                                                       ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment ............................        55,446         52,491
    Leasehold improvements .......................................         5,690          5,692
                                                                       ---------      ---------
                                                                          61,136         58,183
    Less - Accumulated depreciation and amortization .............       (29,512)       (27,523)
                                                                       ---------      ---------
                  Net property and equipment .....................        31,624         30,660

OTHER ASSETS .....................................................           501            528

EMPLOYEE RECEIVABLE ..............................................           528            518

EXCESS OF COST OVER NET ASSETS ACQUIRED, net .....................        39,539         37,003
                                                                       ---------      ---------

                  Total assets ...................................     $ 397,833      $ 372,746
                                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ............................     $  45,502      $  42,392
    Trade accounts payable .......................................       113,331         92,978
    Accrued expenses .............................................        13,250         14,746
                                                                       ---------      ---------
                  Total current liabilities ......................       172,083        150,116
                                                                       ---------      ---------


LONG-TERM DEBT, less current portion .............................         2,356          2,431

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ................................................         9,466          9,513

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at June 30, 2000 and March 31, 2000; none issued
        and outstanding ..........................................            --             --
    Common stock, $0.01 par value; 30,000,000 shares
        authorized at June 30, 2000 and March 31, 2000;
        17,643,711 and 17,600,164 shares issued and
        outstanding at June 30, 2000 and March 31, 2000,
        respectively .............................................           176            176
    Additional paid-in capital ...................................       137,240        136,736
    Retained earnings ............................................        79,320         76,340
    Accumulated other comprehensive income .......................        (2,808)        (2,566)
                                                                       ---------      ---------
                  Total shareholders' equity .....................       213,928        210,686
                                                                       ---------      ---------

                  Total liabilities and shareholders' equity .....     $ 397,833      $ 372,746
                                                                       =========      =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED
                                                             JUNE  30,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
Net revenues .....................................     $284,926     $233,237
Cost of revenues .................................      253,140      205,971
                                                       --------     --------
        Gross profit .............................       31,786       27,266

Selling, general and administrative expenses .....       25,701       19,288
Acquisition related costs ........................           --          370
                                                       --------     --------
        Income from operations ...................        6,085        7,608

Interest expense, net ............................          691          750
                                                       --------     --------
        Income before income taxes ...............        5,394        6,858

Provision for income taxes .......................        2,461        2,675
                                                       --------     --------
        Income before minority interest ..........        2,933        4,183

Minority interest ................................           47           --
                                                       --------     --------
        Net income ...............................     $  2,980     $  4,183
                                                       ========     ========

Net income per common share:

        Basic ....................................     $   0.17     $   0.24
                                                       ========     ========

        Diluted ..................................     $   0.17     $   0.24
                                                       ========     ========

Weighted average common and common share equivalents outstanding:

        Basic ....................................       17,639       17,166

        Diluted ..................................       17,720       17,760


     The accompanying notes are an integral part of these unaudited interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................     $  2,980      $  4,183
    Adjustments to reconcile net income to net cash provided by
           (used in) operating activities --
       Depreciation and amortization ......................................        2,768         1,804
       Provision for doubtful accounts ....................................          850           879
       Minority interest ..................................................          (47)           --
       Non-cash compensation expense ......................................           16            --
       Deferred income tax benefit (provision) ............................          243          (301)
       Changes in operating assets and liabilities --
           Accounts receivable ............................................       10,714        (3,034)
           Inventories, net ...............................................      (20,875)       (2,979)
           Prepaid expenses and other current assets ......................       (6,487)        1,456
           Trade accounts payable and accrued expenses ....................       13,903       (10,007)
           Income tax receivable ..........................................        1,058         2,000
                                                                                --------      --------
                Net cash provided by (used in) operating activities .......        5,123        (5,999)
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................................       (3,210)       (2,612)
    Acquisitions of businesses, net of cash acquired ......................       (2,614)       (2,320)
    Advances to employees, net ............................................         (115)          (32)
    Decrease (increase) in note receivable and other assets ...............        1,655          (163)
                                                                                --------      --------
                Net cash used in investing activities .....................       (4,284)       (5,127)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net ...........................        3,258        12,901
    Payments on capital leases and notes payable ..........................       (6,593)          (59)
    Net proceeds from exercise of stock options and issuance of
         common stock .....................................................          519           106
                                                                                --------      --------
                Net cash provided by (used in) financing activities .......       (2,816)       12,948
EFFECT OF EXCHANGE RATES ON CASH  AND CASH EQUIVALENTS ....................          (91)         (291)
                                                                                --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       (2,068)        1,531
CASH AND CASH EQUIVALENTS, beginning of period ............................       28,186         1,551
                                                                                --------      --------

CASH AND CASH EQUIVALENTS, end of period ..................................     $ 26,118      $  3,082
                                                                                ========      ========


          The accompanying notes are an integral part of these unaudited interim consolidated statements.

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

Computer and Office Supplies

     The computer and office supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges, accessories such as cleaning kits and media storage files, paper, envelopes and business forms, writing instruments, office machines and all desktop supplies. These products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company's computer and office supplies customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, drug and convenience stores, .coms, direct marketers and other retailers who resell the products to end-users. The computer and office supplies segment distributes products primarily in the United States, Canada, Australia, Mexico and South America.

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

PFSweb

     PFSweb, Inc.'s ("PFSweb") business unit was formed in 1991 and expanded in 1996 under the name "Priority Fulfillment Services." PFSweb is an international provider of transaction management services to both traditional and e-commerce companies and sells products and services primarily in the United States, Canada and Europe. PFSweb offers such services as professional consulting services, e-market place order management, web-enabled customer contact centers, customer lifecycle management, billing and collection services, information management and international distribution services. PFSweb provides its services under fee-based contracts where service fee revenue is based on either the sales value of the products or service activity volume.

     In December 1999, PFSweb completed an initial public offering ("IPO") of 3,565,000 shares of its common stock. At June 30, 2000, the Company owned approximately 80.1 percent of the outstanding shares of common stock of PFSweb. Minority interest represents minority shareholders proportionate share of the equity in PFSweb. On July 6, 2000, the Company completed the spin-off of PFSweb through a distribution to Daisytek shareholders of its remaining 80.1 percent ownership in PFSweb. See also Note 8 of these Notes to Unaudited Interim Consolidated Financial Statements.

     In the opinion of management, the Unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2000, its results of operations and its results of cash flows for the three months ended June 30, 2000 and 1999. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes of the Company included in the Company's Form 10-K (File Number 0-25400) as filed with the SEC on June 29, 2000 (the "Company's Form 10-K"). Accounting policies used in the preparation of the Unaudited Interim Consolidated Financial Statements are consistent in all material respects with the accounting policies described in the Notes to Consolidated Financial Statements in the Company's Form 10-K.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

NOTE 2 - COMPREHENSIVE INCOME

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

     The following table sets forth comprehensive income ( in thousands ):

                                       THREE MONTHS ENDED
                                             JUNE 30,
                                      --------------------
                                       2000          1999
                                      -------      -------
Net income ......................     $ 2,980      $ 4,183
Comprehensive income adjustments:
     Foreign currency translation
        adjustment ..............        (242)         320
                                      -------      -------
Comprehensive income ............     $ 2,738      $ 4,503
                                      =======      =======

NOTE 3 - NET INCOME PER COMMON SHARE

     Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted net income per share is calculated by dividing net income by the weighted average common shares and common share equivalents outstanding for each period. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              -------------------
                                                               2000         1999
                                                              -------     -------
NUMERATOR:
      Net income ........................................     $ 2,980     $ 4,183
                                                              =======     =======

DENOMINATOR:
      Denominator for basic earnings per share -
        Weighted average shares..........................      17,639      17,166
      Effect of dilutive securities:
        Employee stock options ..........................          81         594
                                                              -------     -------
      Denominator for diluted earnings per share -
        Adjusted weighted average shares and
           assumed conversions ..........................      17,720      17,760
                                                              =======     =======
      Net income per common share:

        Basic ...........................................     $  0.17     $  0.24
                                                              =======     =======

        Diluted .........................................     $  0.17     $  0.24
                                                              =======     =======

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - BUSINESS COMBINATIONS

     On May 3, 2000, the Company acquired certain assets and liabilities of B.A. Pargh Company, LLC, a wholesaler of office products and customer of PFSweb, for approximately $3.0 million, of which approximately $1.0 million is subject to adjustment for realization of assets at lower than book value acquired. In addition, as part of this acquisition, the Company paid off approximately $6.5 million in assumed debt. The acquisition was accounted for by the purchase method of accounting for business combinations and resulted in approximately $3.0 million of goodwill, which is being amortized over 20 years. The entire cost of the acquisition was funded through the Company's availability under its credit facility. This acquisition is not material to the financial position or results of operations of the Company.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                     THREE MONTHS ENDED
                                          JUNE 30,
                                     -------------------
                                     2000           1999
                                     ----           ----
Cash paid during the period for:
     Interest ..................     $692           $591
     Income taxes ..............     $843           $402

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services and they are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the Computer and Office Supplies segment, which is eliminated as part of the intersegment elimination. In addition, PFSweb and Computer and Office Supplies net revenues are presented as management evaluates the businesses under its modified IBM distributor agreements. No single customer accounted for more than 10% of the Company's net revenues for the three month periods ended June 30, 2000 and 1999. The following tables set forth information as to the Company's reportable segments (in thousands):

                                      COMPUTER     PROFESSIONAL
                                     AND OFFICE       TAPE                     INTERSEGMENT
                                      SUPPLIES      PRODUCTS        PFSWEB     ELIMINATIONS       TOTAL
                                     ----------   ------------    ---------    ------------     ---------
THREE MONTHS ENDED JUNE  30, 2000
Net revenues ....................     $ 257,926     $  20,919     $  13,370      $  (7,289)     $ 284,926
Operating contribution ..........         5,974         1,250          (505)            --          6,719

THREE MONTHS ENDED JUNE 30, 1999
Net revenues ....................     $ 207,664     $  22,561     $   9,250      $  (6,238)     $ 233,237
Operating contribution ..........         6,736         1,679          (437)            --          7,978

ASSETS
June 30, 2000 ...................     $ 300,147     $  42,129     $  55,557      $      --      $ 397,833
March 31, 2000 ..................       268,807        43,638        60,405           (104)       372,746

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

     Reconciliation of segment operating contribution to consolidated income before taxes is as follows (in thousands):

                                                        THREE MONTHS ENDED JUNE. 30,
                                                        ----------------------------
                                                          2000                1999
                                                        --------            --------
Segment operating contribution ...................       $ 6,719            $ 7,978
Acquisition related costs (a) ....................            --               (370)
Transition costs (b) .............................          (634)                --
Interest expense .................................          (691)              (750)
                                                         -------            -------
Consolidated income before income taxes ..........       $ 5,394            $ 6,858
                                                         =======            =======

     (a) These charges relate to the Professional Tape Products segment.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     (b) Transition costs paid by the Company have not been allocated to the reportable segments. These costs relate to certain repositioning and separation activities associated with the spin-off of PFSweb and certain other charges as a result of these activities.

NOTE 7 - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. The Company is currently evaluating the provisions of SFAS No. 133 and its effect, if any, on the Company's financial statements.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for the Company's fourth quarter ending March 31, 2001. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

NOTE 8 - SUBSEQUENT EVENTS

PFSweb Spin-off

     On July 7, 2000, the Company announced the completion of the spin-off of PFSweb by means of a tax-free distribution of the Company's remaining 80.1 percent ownership of PFSweb. The pro rata distribution of 14,305,000 shares of PFSweb was made at the close of business July 6, 2000 to Daisytek shareholders of record as of June 19, 2000 (the "Record Date"). Based on the shares outstanding of each company on the Record Date, Daisytek shareholders received approximately 0.81 shares of PFSweb stock for each share of Daisytek stock they owned on the Record Date. In June, 2000, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of Daisytek's remaining ownership in PFSweb. The spin-off is intended to establish PFSweb as a stand-alone entity with objectives separate from those of the Company.

     In connection with the completion of the spin-off, as of July 6, 2000, all outstanding Daisytek options ("Daisytek Pre-spin Options") were adjusted and/or replaced with Daisytek options (the "Daisytek Post-spin Options") and PFSweb options (the "PFSweb Post-spin Options," and together with the Daisytek Post-spin Options, the "Replacement Options").

     In general, the exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding Daisytek Pre-spin Option which is replaced by such Replacement Option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

     Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, is the same as those of the replaced Daisytek Pre-spin Option, except that option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company will continue to have significant ongoing relationships with PFSweb. Both companies are parties to various agreements providing for the separation of their respective business operations. The agreements govern various ongoing relationships between the companies including the transaction management services that PFSweb provides for Daisytek and the transitional services that Daisytek provides to PFSweb and a tax indemnification and allocation agreement which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters. All of the agreements between the Company and PFSweb were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off. The Company believes that the terms of these agreements are consistent with fair market values. However, there can be no assurances that the prices charged to, or by, each company under these agreements are not higher or lower than the prices that may be charged to, or by, unaffiliated third parties for similar services.

Stock Repurchase

     On July 10, 2000, the Company's Board of Directors announced the authorization of the repurchase of up to 10% of the outstanding shares of its common stock. This repurchase program will occur periodically, through open market transactions, subject to prevailing market conditions and other considerations. Based upon the number of outstanding shares on the date of authorization, the Company was authorized to repurchase up to approximately 1.8 million shares. As of August 8, 2000, the Company had repurchased approximately
1.5 million of its outstanding shares.

Stock Options

     Subsequent to June 30, 2000, the Company granted approximately 1.8 million stock options under terms of its stock option compensation plans. The purpose of this grant is to benefit and advance the interests of Daisytek by rewarding directors, officers and certain key employees for their contributions to Daisytek and thereby motivating them to continue to make such contributions in the future. The stock options, which were granted at market price, generally vest over a three year period from the date of the grant and expire 10 years after the date of the grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and related notes appearing elsewhere in this document.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts, but rather reflect our current expectations concerning future results and events. They include words such as "anticipate," "will," "expect," "estimate," "believe," "intend," "plan," "could," "may," "future," "target," and similar expressions and variations thereof. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us or our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

     Certain factors, including, but not limited to, general economic conditions, industry trends, the loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange rate fluctuations, and the regulatory and trade environment (both domestic and foreign) could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. There may be additional risks that we do not currently view as material or that are not presently known.

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

     Our Computer and Office Supplies segment began operations in the United States in the 1980's and expanded internationally into Canada in 1989, Mexico in 1994 and Australia/Asia in 1996. This segment distributes over 10,000 nationally known, name-brand computer supplies products to over 30,000 customers. These products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Sharp, Lexmark, IBM, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. We believe we are one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. The B.A. Pargh acquisition has added to the above, more than 7,000 additional office products and supplies which are shipped to over 20,000 customer locations.

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

     PFSweb is an international provider of business infrastructure solutions for manufacturers, distributors and retailers that enables the rapid development and deployment of traditional and e-business strategies. PFSweb offers a complete array of services to support its clients' current and future business initiatives. PFSweb's solutions include professional consulting services, order management, web-enabled customer contact services, billing and collection services, information management and international fulfillment and distribution services. PFSweb currently provides traditional and e-business infrastructure solutions to over 30 clients that are positioned as market leaders in a range of industries, including apparel, computer products, printers, sporting goods, cosmetics and consumer electronics, among others.

     During December 1999, we completed the first phase in our plan to spin-off PFSweb through the completion of an initial public offering of 19.9% of PFSweb stock. On July 6, 2000 we completed the tax-free spin-off of PFSweb through a distribution to Daisytek shareholders of our 80.1% ownership interest in PFSweb. See also Note 8 of the accompanying Notes to Unaudited Interim Consolidated Financial Statements. Subsequent to the spin-off, PFSweb operates as a separate company and Daisytek does not retain any ownership in PFSweb. As a result of the PFSweb spin-off, the following business strategy discussion relates only to the Daisytek business, excluding PFSweb.

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

     Our Computer and Office Supplies segment specializes in computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. We believe that the demand for these products remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products we distribute. Continuing automation of the workplace and the tremendous growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. We offer these products to our domestic customers using value-added services such as next-business-day delivery, the latest order cutoff times in the industry, order confirmation, product drop-shipping, and customized product catalogs. We plan to expand sales to existing customers including those in the contract stationer, VAR, computer and office-product dealer, and superstore channels, as well as develop newer customer channels.

     We began our expansion of products to include a full line of office products through the acquisition of B.A. Pargh, which was completed in May 2000. This acquisition adds over 7,000 products to our existing product lines. In addition, it brings new customers that previously have not purchased from us. The consolidation in the office products industry has required dealers to focus on gaining efficiencies in their business. As a result, there is an emerging segment of office product dealers, particularly large contract stationers, who possess their own distribution and delivery infrastructure and who are aggressively seeking a lower cost alternative to the traditional higher cost office products wholesale model. Our low cost distribution model, coupled with our relationship with PFSweb, positions us to take advantage of the demand for a lower cost distributor. B.A. Pargh's primary markets are in the Central and Eastern United States and in Puerto Rico.

     We are also focusing on new customer channels such as mass merchants, grocery and convenience stores, direct mail marketers and internet business sites. We have dedicated an internal team to leverage our experience in e-commerce, telemarketing and computer supplies to assist these customers in including our growing line of products into their own offerings. We intend to use our suite of electronic services, our lower cost distribution model, our expanding offering of products, along with our experience in selling computer and office consumables to aggressively market to these new and emerging channels.

     Daisytek has been testing new service programs with various suppliers and business partners. These programs build on Daisytek's core competencies in customer service and proactive demand generation. In these programs, Daisytek takes over, on behalf of the supplier, the management of customer relationships in defined parts of the supplier's or partner's existing business, or possibly in new business areas. Services provided fall under categories including database management, proactive outbound telemarketing, high level customer support and proactive e-marketing. These services will be provided by a newly established, wholly-owned subsidiary of Daisytek, under the name Virtual Demand, which will charge fees on a transaction basis to our clients. A dedicated sales team has been formed and is currently marketing these service programs to a variety of companies.

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

     We plan to enhance growth by seeking strategic acquisition opportunities in our computer and office supplies business, or to add selected product lines and customers that can capitalize on Daisytek's expertise in distribution and call-center management, or that may add technology and service offerings to our business. In this regard, on October 1, 1999, we acquired certain assets and liabilities of Arlington Industries, Inc., a domestic based specialty wholesaler primarily focused on copier and fax consumable supplies. Additionally, on May 3, 2000, we acquired certain assets and liabilities of B.A. Pargh LLC, discussed previously.

Daisytek Stand Alone (Excluding PFSweb, Inc.)

     The following is an unaudited adjusted historical financial presentation of the Daisytek business units, excluding PFSweb, for the first fiscal quarter of 2001 and 2000. This information is supplemental and is not intended to be presented in accordance with generally accepted accounting principles. The presentation takes into account certain one-time costs of reorganization activities as a result of the planned separation of Daisytek and PFSweb of approximately $0.6 million during the first quarter of fiscal 2001, which management believes are incremental to normal operations. This presentation also includes the estimated impact of the transaction management services agreement between Daisytek and PFSweb for all periods presented. The presentation excludes acquisition related costs and minority interest.

     We based the following data on available information and certain assumptions. We believe that such assumptions provide a reasonable basis for presenting our results, excluding PFSweb and adjusting for the transactions described above. This financial information does not reflect what our results of operations may be in the future.

Adjusted Statements of Income Data:

                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                           2000               1999
                                                         --------           --------
                                                            (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
                                                                  (UNAUDITED)
Net revenues .......................................     $278,845           $230,046
Cost of revenues ...................................      248,644            203,883
                                                         --------           --------
  Gross profit .....................................       30,201             26,163
Selling, general and administrative expenses .......       22,935             19,552
                                                         --------           --------
  Income from operations ...........................        7,266              6,611
Interest expense, net...............................        1,007                652
                                                         --------           --------
  Income before income taxes .......................        6,259              5,959
Provision for income taxes .........................        2,406              2,324
                                                         --------           --------
Net income .........................................     $  3,853           $  3,635
                                                         ========           ========
Net income per common share:
  Basic ............................................     $   0.22           $   0.21
                                                         ========           ========
  Diluted ..........................................     $   0.22           $   0.20
Weighted average common and common share equivalents     ========           ========
  outstanding:
  Basic ............................................       17,639             17,166
  Diluted ..........................................       17,720             17,760

Adjusted Balance Sheet Data:

                                                    AS OF             AS OF
                                               JUNE 30, 2000     MARCH 31, 2000
                                               -------------     --------------
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)

Working capital, excluding debt ........          $171,174          $168,067
Total assets ...........................           342,276           317,155
Total debt .............................            45,235            42,144
Shareholders' equity ...................           176,072           172,549


CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth consolidated results of operations and other financial data from Daisytek's unaudited interim consolidated statements of income, including our 80.1% ownership of PFSweb, Inc.

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                2000              1999
                                                              ---------         ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net revenues .........................................         $284,926         $233,237
Cost of revenues .....................................          253,140          205,971
                                                               --------         --------
Gross profit .........................................           31,786           27,266
Selling, general and administrative expenses .........           25,701           19,288
Acquisition related costs ............................               --              370
                                                               --------         --------
Income from operations ...............................            6,085            7,608
Interest expense, net.................................              691              750
                                                               --------         --------
Income before income taxes ...........................            5,394            6,858
Provision for income taxes ...........................            2,461            2,675
                                                               --------         --------
Income before minority interest ......................            2,933            4,183
Minority interest ....................................               47               --
                                                               --------         --------
Net income ...........................................         $  2,980         $  4,183
                                                               ========         ========
NET INCOME PER COMMON SHARE:

  Basic ..............................................         $   0.17         $   0.24
                                                               ========         ========

  Diluted ............................................         $   0.17         $   0.24
                                                               ========         ========

  Weighted average common and common share equivalents
     outstanding:
     Basic ...........................................           17,639           17,166
     Diluted .........................................           17,720           17,760


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     The following discussion relates to Daisytek, including its majority-owned subsidiary, PFSweb. These are historical results and may not be representative of our results after the spin-off of PFSweb.

     Net Revenues. Net revenues for the three months ended June 30, 2000 increased $51.7 million, or 22.2%, to $284.9 million as compared to $233.2 million for the three months ended June 30, 1999. Computer and Office Supplies net revenues increased 24.2% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The Computer and Office Supplies business includes our domestic and international computer and office supplies operations and IBM product sales. The net revenue increase in the Computer and Office Supplies business compared to the prior year is primarily attributable to the Arlington and B.A. Pargh acquisitions (which were not a part of the Daisytek business last year), growth in the international computer supplies business, and growth in IBM product sales. Over the last two years, the growth in sales for the domestic computer supplies business has slowed from previously realized levels. We believe this reduction is due, in large part, to slower industry growth, large channel shifts, turmoil in certain customer segments and slower printer placements. In addition, we have focused on certain margin initiatives that have improved profitability but reduced the amount of lower margin revenue opportunities.

     Net revenue in the international computer supplies operations increased by 16.5% for the three months ended June 30, 2000 compared to the prior year. Growth in this business was impacted by the closing of our Singapore operations, which were consolidated into our Asia Pacific headquarters in Australia at the end of March 2000. Additionally, the strong U.S dollar during the period relative to the Canadian and Australian dollars had a negative impact on U.S. dollar growth rates in this business. The international business grew by over 21% for the three months ended June 30, 2000 compared to the prior year when calculated using only local currencies. Excluding Singapore, we experienced growth in all international subsidiaries within this segment, with particularly strong growth rates in Mexico and Australia.

     Net revenues related to our IBM product sales increased due to higher sales volumes under both our North American and European distributor agreements.

     Professional Tape Products net revenue decreased 7.3% for the three months ended June 30, 2000 compared to the prior year due primarily to price degradation in certain product lines throughout fiscal year 2000. We may continue to experience price degradation in our Professional Tape Products segment in the future, which might have a negative impact on future growth rates. We continually evaluate the business plans and future operating prospects within this segment. PFSweb also experienced an increase in its service fee-based activity primarily as a result of new contracts and expansion of existing contracts.

     Gross Profit. Gross profit as a percent of net revenues was 11.2% for the three months ended June 30, 2000 as compared to 11.7% for the prior year. In the U.S. business, the decrease in our gross profit as a percent of net revenues was primarily due to our previously announced focus on inventory levels during the latter half of fiscal 2000 which continued into the first quarter of 2001. In order to make ongoing working capital improvements, we avoided certain vendor incentive programs, that for comparative purposes have been previously reflected in our prior year results. Additionally, the gross profit percentage declined in the international computer supplies business due primarily to growth in international retail business, which typically carries lower margins. Also contributing to the overall decline in gross profit percentage was the revenue growth in IBM product sales, which are also at lower margins. We believe that competitive pressures in the Computer and Office Supplies operations and potential price degradation in the Professional Tape Products business may continue to impact gross margins during the next year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2000 were $25.7 million or 9.0% of net revenues, as compared to $19.3 million or 8.3% for the three months ended June 30, 1999. Our SG&A expense for the three months ended June 30, 2000 was negatively impacted by certain non-recurring transition costs of approximately $0.6 million associated with the PFSweb spin-off. Excluding these costs, our SG&A expense as a percentage of revenues would be 8.8% for the current quarter. The increase in SG&A expenses and the related increase in SG&A as a percentage of net revenues is primarily attributable to
(i) the acquisitions of Arlington in October 1999 and B.A. Pargh in May, 2000,
(ii) the investments in resources and technology to implement new contracts and further develop infrastructure for PFSweb and, iii) a reduction in net revenues to large office superstores, which typically have lower SG&A expense ratios. This impact on the SG&A percentage was partially offset by an increase in IBM product sales and international retail sales, which typically have lower SG&A expense ratios.

     Acquisition Related Costs. In June 1998, we completed the acquisition of the Tape Company through a stock-for stock merger, which was accounted for as a pooling of interest in the accompanying Unaudited Interim Consolidated
Financial Statements and notes thereto. During the first quarter of fiscal 2000, we recorded costs of $0.4 million applicable to transition, integration and merger activities within our Professional Tape Products segment.

     Interest Expense, net. Interest expense for the three months ended June 30, 2000 was $0.7 million as compared to $0.8 million for the three months ended June 30, 1999. Interest expense was lower for the three months ended June 30, 2000 primarily due to interest income earned by PFSweb on its remaining proceeds from its initial public offering, which was completed in December 1999. This impact was offset by an increase in interest rates during the last year. Our weighted average interest rate was 8.0% for the three months ended June 30, 2000 compared to 6.0% for the three months ended June 30, 1999.

     Income Taxes. Our effective tax rate was approximately 45.6% for the three months ended June 30, 2000 compared to 39.0% for the three months ended June 30, 1999. The income tax provision was negatively impacted during the quarter primarily due to losses generated by our PFSweb European subsidiary for which no income tax benefit has been recorded. Due to PFSweb's limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our cumulative tax losses and therefore no tax benefit has been recorded related to these losses. Additionally, upon completion of the spin-off, PFSweb will cease to be included in Daisytek's consolidated tax return. Accordingly, because a sufficient history of earnings has not been established by PFSweb on a stand-alone basis, a valuation allowance has been provided for the net deferred income tax asset related to PFSweb as of June 30, 2000.

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

     Our cash at June 30, 2000 is primarily related to the remaining proceeds from the PFSweb Offering, which are intended to be used for PFSweb's anticipated capital expenditures, future PFSweb working capital needs, and possible acquisitions by PFSweb. The remaining proceeds from the Offering cannot be utilized by us to pay down our outstanding balance under our credit facility. Subsequent to the Offering, PFSweb has been prohibited from borrowing from Daisytek, except in the normal course of business, and no longer participated in Daisytek's centralized cash management system.

     Historically, our primary source of cash has been from financing activities. Net cash used in financing activities was $2.8 million for the three months ended June 30, 2000 compared to net cash provided by financing activities of $12.9 million for the three months ended June 30, 1999. In conjunction with the acquisition of B.A. Pargh during May 2000, certain acquired debt of approximately $6.5 million was paid in full. This impact was partially offset by proceeds received from the exercise of stock options and proceeds received on the issuance of stock under an employee stock purchase program. The entire cost of this acquisition was funded through our availability under our credit facility and cash provided by operating activities, which has resulted in a net use of funds for financing activities during this period. During the three months ended June 30, 1999, cash provided by financing activities was generated primarily from proceeds from revolving lines of credit.

     Net cash provided by operating activities was $5.1 million for the three months ended June 30, 2000 compared to net cash used in operating activities of $6.0 million for the three months ended June 30, 1999. Working capital declined to $153.6 million at June 30, 2000 from $153.9 million at March 31, 2000. This result was primarily attributable to 1) acquisition of the B.A. Pargh business,
2) an increase in inventory primarily related to the IBM product, which was offset by accounts payable associated with this inventory, and 3) a reduction in accounts receivable due to improved collection efforts in certain business units during the quarter.

     Our principal use of funds for investing activities was capital expenditures of $3.2 million and $2.6 million for the three months ended June 30, 2000 and 1999, respectively, and for acquisition of businesses of $2.6 million and $2.3 million for the three months ended June 30, 2000 and 1999, respectively. See Note 4 of Notes to Unaudited Interim Consolidated Financial Statements. The capital expenditures consisted primarily of additions to upgrade our management information systems and expansion of our PFSweb distribution facilities, both domestic and foreign. We anticipate that our total investment in upgrades and additions to facilities for fiscal 2001 will be approximately $10 million to $15 million, of which $7 million to $10 million will be incurred by PFSweb. The Company's PFSweb subsidiary has had a long-term contractual agreement with one of its clients pursuant to which, as part of the services that PFSweb provides, PFSweb finances certain of the client's inventory. During fiscal 2000, this client indicated to PFSweb that they would not have PFSweb finance this inventory in the future. This financing agreement provided net cash flows of $1.7 million for the three months ended June 30, 2000 and used net cash flows of $0.2 million for the three months ended June 30, 1999.

     At June 30, 2000, our unsecured revolving lines of credit provided for borrowings up to approximately $127.9 million. There were outstanding balances on the lines of credit totaling $45.6 million (including an outstanding letter of credit of $0.4 million) at June 30, 2000, leaving approximately $82.3 million available for additional borrowings.

     In October 1999, we amended one of our unsecured revolving line of credit agreements (the "Facility"), effective in November 1999, to increase the maximum borrowing availability from $85 million to $105 million. This amendment also provided for the release of PFSweb subsidiaries as guarantors of the Facility upon the occurrence of certain events, which have subsequently taken place. Additionally, this amendment also prohibits Daisytek from advancing funds to PFSweb, except in the normal course of business. The Facility was also amended to increase the interest rate, effective March 1, 2000, to Eurodollar rate plus 1.0% to 1.75% from Eurodollar rate plus .625% to 1.125%. The expiration date of the Facility was also extended to January 1, 2001.

     We are currently in negotiations regarding new credit facilities and we expect to finalize these negotiations and to contract for new facilities before the end of calendar year 2000. Management believes that any new facilities will be on substantially comparable terms to the current facilities.

     We believe that international markets represent further opportunities for growth. We attempt to protect ourselves from foreign currency fluctuations by denominating substantially all our non-Canadian and non-Australian international sales in U.S. dollars. In addition, we have entered into various forward Canadian and Australian currency exchange contracts in order to hedge our net investments in, and our intercompany payables applicable to, our Canadian and Australian subsidiaries. We have the following forward currency exchange contracts outstanding as of June 30, 2000:


   CURRENCY TYPE    US$ CONTRACT AMOUNT         CONTRACT TYPE          EXPIRATION
-----------------   -------------------    -----------------------    -------------
Canadian Dollars    $8.6 million           Sell Canadian Dollars      November 2000
Australian Dollars  $7.0 million           Sell Australian Dollars    November 2000
Australian Dollars  $2.9 million           Sell Australian Dollars    November 2000
Australian Dollars  $2.5 million           Sell Australian Dollars    August 2000

     As of June 30, 2000, we had incurred net unrealized gains of approximately $0.2 million on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. We may consider entering into other forward exchange contracts in order to hedge our net investment in our Canadian, Australian and Mexican subsidiaries, although no assurance can be given that we will be able to do so on acceptable terms.

     In the future, we may attempt to acquire other businesses to expand our existing computer and office supplies businesses in the U.S. or internationally, expand our product lines (similar to our entry into the office supplies business) and expand our services or capabilities in connection with our efforts to grow our business. Subsequent to June 30, 2000, we have signed a non-binding letter of intent for one potential acquisition opportunity. We have no other binding agreements to acquire any material businesses. Should we be successful in acquiring other businesses, we may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, we can give no assurance with respect to whether we will be successful in identifying such a business to acquire, whether we will be able to obtain financing to complete such an acquisition, or whether we will be successful in operating the acquired business.

     We believe that we will be able to satisfy our working capital needs for the next twelve months, as well as business growth and planned capital expenditures, through funds available under our various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under our credit facilities. Further, depending on market conditions and the terms thereof, we may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given in such regard.

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

     The seasonality of PFSweb's business is dependent upon the seasonality of their clients' business and of their sale of their products. Accordingly, our management must rely upon the projections of PFSweb's customers in assessing quarterly variability. We believe that as the PFSweb business grows with consumer product clients, its business activity will be more significant in the quarters ending December 31.

     We believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Memphis Facility

     The majority of our U.S. Computer and Office Supplies inventory and distribution activity is located in a centralized warehouse and distribution facility operated by PFSweb in Memphis, Tennessee. Although we have established certain disaster recovery procedures, which include other warehouse and distribution locations operated by Daisytek in the U.S., there can be no assurance that the loss of this Memphis facility for any extended period of time would not have a material effect on our business.

Inflation

     Our management believes that inflation has not had a material effect on our operations.

Stock Options

     In connection with the completion of the spin-off, as of July 6, 2000, all outstanding Daisytek options ("Daisytek Pre-Spin Options") were adjusted and/or replaced with Daisytek options (the "Daisytek Post-spin Options") and PFSweb options (the "PFSweb Post-Spin Options," and together with the Daisytek Post-spin Options, the "Replacement Options.")

     In general, the exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option does not exceed the aggregate intrinsic value of the outstanding Daisytek Pre-Spin Option which is replaced by such Replacement Option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off is preserved.

     Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, is the same as those of the replaced Daisytek Pre-spin Option, except that option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     As of July 31, 2000, after giving effect to the issuance of the Daisytek Post-spin Options described above, combined with the additional options granted subsequent to June 30, 2000 discussed in Note 8 of the Unaudited Interim Consolidated Financial Statements, there were approximately 5.4 million options outstanding with an overall weighted average exercise price of $7.44. For purposes of the weighted average share count included in determining fully diluted earnings per share, using an average of the daily closing price for each day in the reported period (the "average share price"), and assuming no other changes, if the average share price of our stock is $7, the weighted average share count would increase by approximately 0.2 million. If the average share price was $10, the weighted average share count would increase by approximately
0.9 million. If the average share price was $13, the weighted average share count would increase by approximately 1.5 million.

     The following table summarizes information about the Company's outstanding stock options as of July 31, 2000:

      RANGE OF                OPTIONS          WEIGHTED AVERAGE
  EXERCISE PRICES           OUTSTANDING         EXERCISE PRICE
  ---------------           -----------        ----------------
$ 1.50  -   $ 3.00                288               $ 1.65
$ 5.00  -   $ 6.50          2,595,998               $ 6.16
$ 6.51  -   $ 8.00            871,895               $ 7.75
$ 8.01  -   $ 9.50          1,599,496               $ 8.08
$ 9.51  -   $11.00             96,024               $ 9.72
$11.01  -   $12.50             16,188               $11.57
$12.51  -   $14.00              2,998               $13.22
$14.01  -   $15.50            250,849               $14.31

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

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for the Company's fourth quarter ended March 31, 2001. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Daisytek is exposed to various market risks including interest rates on its debt and foreign exchange rates. In the normal course of business the Company employs established policies and procedures to manage these risks.

INTEREST RATE RISK

     Our interest rate risk is limited to our outstanding balances on our revolving lines of credit which amounted to $45.2 million at June 30, 2000. A 50 basis point movement in interest rates would result in approximately $226,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at June 30, 2000.

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

     Our current foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars and the Euro. Other international sales and purchases are generally U.S. Dollar based. At June 30, 2000 we had four outstanding foreign currency forward contracts. If the foreign exchange rates of the Canadian and Australian currencies fluctuate 10% from the June 30, 2000 rates, gains or losses in fair value on the four outstanding contracts would be approximately $2.6 million.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

                3.1(2) Amended and Restated Certificate of Incorporation of Daisytek International Corporation.

              3.1.1(2) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Daisytek International Corporation.

                3.2(1) Amended and Restated By-laws of Daisytek International Corporation.

                3.3(3) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Daisytek International Corporation.

                3.4(4) Amendments to the Bylaws of the Company, adopted on October 15, 1999.

               10.1(*) Lease agreement between Enterprise Business Park D-2, L.P. and Daisytek, Inc. dated May 3, 2000.

               10.2(*) Asset purchase agreement between BAP Acquisition Corp., and B.A. Pargh Company, LLC dated May 3, 2000.

               27.1(*) Financial Data Schedule for three months ended June 30, 2000.

----------

(*)  Filed herewith.

(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.

(2) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996.

(3) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998.

(4) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999.

b)   Reports on Form 8-K:

          1. On June 8, 2000, the Company filed a current report on Form 8-K to report under Item 5 the Company's press release dated June 8, 2000, announcing the separation of PFSweb, Inc. from Daisytek by means of a tax-free dividend of Daisytek's remaining 80.1% ownership of PFSweb.

          2. On June 20, 2000, the Company filed a current report on Form 8-K to report under Item 5 the Company's Information Statement related to its spin-off of PFSweb, Inc. from Daisytek.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000




                                         DAISYTEK  INTERNATIONAL CORPORATION

                                         By: /s/ Ralph Mitchell
                                            ------------------------------------
                                             Ralph Mitchell
                                             Chief Financial Officer,
                                             Chief Accounting Officer,
                                             Executive Vice President - Finance

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   3.1(2)           Amended and Restated Certificate of Incorporation of
                    Daisytek International Corporation.

 3.1.1(2) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Daisytek International Corporation.

   3.2(1)           Amended and Restated By-laws of Daisytek International
                    Corporation.

   3.3(3) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Daisytek International Corporation.

   3.4(4)           Amendments to the Bylaws of the Company, adopted on October
                    15, 1999.

  10.1(*)           Lease agreement between Enterprise Business Park D-2, L.P.
                    and Daisytek, Inc. dated May 3, 2000.

  10.2(*)           Asset purchase agreement between BAP Acquisition Corp., and
                    B.A. Pargh Company, LLC dated May 3, 2000.

  27.1(*)           Financial Data Schedule for three months ended June 30, 2000.

----------

(*)  Filed herewith.

(1) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1994 dated March 10, 1995.

(2) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996.

(3) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998.

(4) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999.