Form 10-Q
period 2000-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2000-11-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   75-2421746
           ------------------------                  ---------------------------
           (State of Incorporation)                  (I.R.S. Employer I.D. No.)

1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TX             75013
---------------------------------------------------          ----------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (972) 881-4700
                                                     --------------

   500 N. CENTRAL EXPRESSWAY, PLANO, TX                         75074
---------------------------------------------                ----------
(Former address, if changed from last report)                (Zip Code)


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

At November 10, 2000 there were 17,664,173 shares of the registrant's common stock outstanding, including 2,809,600 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------

      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
                           March 31, 2000..........................................................      3

                      Unaudited Interim Consolidated Statements of Operations for the Three
                           and Six Month Periods Ended September 30, 2000 and 1999 ................      4

                      Unaudited Interim Consolidated Statements of Cash Flows for the Six
                           Months Ended September 30, 2000 and 1999...............................       5

                      Notes to Unaudited Interim Consolidated Financial Statements................       6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     12

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................     21


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings................................................................     22

      Item 4.     Submission of Matters to a Vote of Security Holders .............................     22

      Item 6.     Exhibits and Reports on Form 8-K ................................................     22


SIGNATURES ........................................................................................     23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                     SEPTEMBER 30,           MARCH 31,
                                            ASSETS                                        2000                  2000
                                                                                     ---------------      ---------------
                                                                                      (UNAUDITED)
               CURRENT ASSETS:
                   Cash and cash equivalents ...................................     $         2,775      $        28,186
                   Accounts receivable, net of allowance for doubtful
                       accounts of $5,014 and $6,031 at September 30,
                       2000 and March 31, 2000, respectively ...................             151,449              167,705
                   Inventories, net ............................................             114,687               96,371
                   Prepaid expenses and other current assets ...................               8,963               12,352
                   Income taxes receivable .....................................                 375                3,714
                   Deferred tax asset, net .....................................                  --                  249
                                                                                     ---------------      ---------------
                                 Total current assets ..........................             278,249              308,577
                                                                                     ---------------      ---------------

               PROPERTY AND EQUIPMENT, at cost:
                   Furniture, fixtures and equipment ...........................              21,480               52,491
                   Leasehold improvements ......................................               2,264                5,692
                                                                                     ---------------      ---------------
                                                                                              23,744               58,183
                   Less - Accumulated depreciation and amortization ............             (13,579)             (27,523)
                                                                                     ---------------      ---------------
                                 Net property and equipment ....................              10,165               30,660

               OTHER ASSETS ....................................................                  --                  528

               EMPLOYEE RECEIVABLE .............................................                 539                  518

               EXCESS OF COST OVER NET ASSETS ACQUIRED, net ....................              38,943               37,003
                                                                                     ---------------      ---------------

                                 Total assets ..................................     $       327,896      $       377,286
                                                                                     ===============      ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

               CURRENT LIABILITIES:
                   Current portion of long-term debt ...........................     $        50,540      $        42,392
                   Trade accounts payable ......................................             102,135               97,518
                   Accrued expenses ............................................               9,383               14,746
                   Deferred tax liability, net .................................                 321                   --
                                                                                     ---------------      ---------------
                                 Total current liabilities .....................             162,379              154,656
                                                                                     ---------------      ---------------

               LONG-TERM DEBT, less current portion ............................                  12                2,431

               COMMITMENTS AND CONTINGENCIES

               MINORITY INTEREST ...............................................                  --                9,513

               SHAREHOLDERS' EQUITY:
                   Preferred stock, $1.00 par value; 1,000,000 shares
                       authorized at September 30, 2000 and March 31,
                       2000; none issued and outstanding .......................                  --                   --
                   Common stock, $0.01 par value; 30,000,000 shares
                       authorized at September 30, 2000 and March 31, 2000;
                       17,664,173 and 17,600,164 shares issued and
                       outstanding, including shares in treasury, at
                       September 30, 2000 and March 31, 2000, respectively .....                 177                  176
                   Additional paid-in capital ..................................              94,545              136,736
                   Retained earnings ...........................................              87,090               76,340
                   Accumulated other comprehensive income ......................              (3,347)              (2,566)
                                                                                     ---------------      ---------------
                                                                                             178,465              210,686
                   Less cost of common stock held in treasury, 1,955,400 shares
                       at September 30, 2000....................................              12,960                   --
                                                                                     ---------------      ---------------
                                 Total shareholders' equity ....................             165,505              210,686
                                                                                     ---------------      ---------------

                                 Total liabilities and shareholders' equity ....     $       327,896      $       377,286
                                                                                     ===============      ===============


   The accompanying notes are an integral part of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    SEPTEMBER  30,                      SEPTEMBER  30,
                                                            -----------------------------      -----------------------------
                                                                2000             1999              2000             1999
                                                            ------------     ------------      ------------     ------------
Net revenues ..........................................     $    282,761     $    246,689      $    567,687     $    479,926
Cost of revenues ......................................          252,070          220,762           505,210          426,733
                                                            ------------     ------------      ------------     ------------
        Gross profit ..................................           30,691           25,927            62,477           53,193

Selling, general and administrative expenses ..........           24,216           24,098            49,917           43,386
Acquisition related costs .............................               --              249                --              619
Reversal of loss on disposition of business ...........               --           (1,000)               --           (1,000)
                                                            ------------     ------------      ------------     ------------
        Income from operations ........................            6,475            2,580            12,560           10,188

Interest expense, net .................................            1,453            1,020             2,144            1,770
                                                            ------------     ------------      ------------     ------------
        Income before income taxes ....................            5,022            1,560            10,416            8,418

Provision for income taxes ............................            1,901              608             4,362            3,283
                                                            ------------     ------------      ------------     ------------
        Income before minority interest ...............            3,121              952             6,054            5,135

Minority interest .....................................               --               --                47               --
                                                            ------------     ------------      ------------     ------------
        Net income ....................................     $      3,121     $        952      $      6,101     $      5,135
                                                            ============     ============      ============     ============

Net income per common share:

       Basic ..........................................     $       0.19     $       0.06      $       0.36     $       0.30
                                                            ============     ============      ============     ============

       Diluted ........................................     $       0.19     $       0.05      $       0.35     $       0.29
                                                            ============     ============      ============     ============

Weighted average common and common share equivalents outstanding:

       Basic ..........................................           16,453           17,171            17,043           17,168

       Diluted ........................................           16,587           17,365            17,422           17,581




     The accompanying notes are an integral part of these unaudited interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................................     $      6,101      $      5,135
    Adjustments to reconcile net income to net cash provided by
           (used in) operating activities --
       Depreciation and amortization .................................            3,611             4,020
       Provision for doubtful accounts ...............................            1,764             5,354
       Minority interest .............................................              (47)               --
       Deferred income tax (benefit) provision .......................              565            (1,950)
       Changes in operating assets and liabilities --
           Accounts receivable .......................................            8,094           (14,625)
           Inventories, net ..........................................          (12,742)          (11,844)
           Prepaid expenses and other current assets .................           (1,112)             (419)
           Trade accounts payable and accrued expenses ...............            2,107            (1,579)
           Income tax receivable .....................................            3,387              (809)
                                                                           ------------      ------------
                Net cash provided by (used in) operating activities ..           11,728           (16,717)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..............................           (3,774)           (6,887)
    Disposition of subsidiary ........................................          (22,113)               --
    Acquisitions of businesses, net of cash acquired .................           (2,710)           (2,325)
    Advances to employees, net .......................................              (24)              (79)
    Decrease (increase) in note receivable and other assets ..........            1,655              (344)
                                                                           ------------      ------------
                Net cash used in investing activities ................          (26,966)           (9,635)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net ......................            8,799            27,723
    Payments on capital leases and notes payable .....................           (6,596)             (112)
    Purchase of treasury stock .......................................          (12,960)               --
    Net proceeds from exercise of stock options and issuance
      of common stock ................................................              621               116
                                                                           ------------      ------------
                Net cash provided by (used in) financing activities ..          (10,136)           27,727
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ................              (37)             (336)
                                                                           ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................          (25,411)            1,039
CASH AND CASH EQUIVALENTS, beginning of period .......................           28,186             1,551
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, end of period .............................     $      2,775      $      2,590
                                                                           ============      ============


     The accompanying notes are an integral part of these unaudited interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OVERVIEW AND BASIS OF PRESENTATION

     Daisytek International Corporation and its subsidiaries ("the Company" or "Daisytek") is a leading wholesale distributor of computer and office automation supplies and accessories ("computer and office supplies") and professional-grade video and audio media products ("professional tape products"). Prior to the spin-off of PFSweb, Inc. ("PFSweb") on July 6, 2000, the Company was also a leading provider of transaction management services to both traditional and electronic commerce, or e-commerce, companies. The Company's remaining two reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

Computer and Office Supplies

     The computer and office supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges, accessories such as cleaning kits and media storage files, paper, envelopes and business forms, writing instruments, office machines and all desktop supplies. These products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company's computer and office supplies customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, drug and convenience stores, .coms, direct marketers and other retailers who resell the products to end-users. The computer and office supplies segment distributes products primarily in the United States, Canada, Australia, Mexico, South America, the Pacific Rim and Europe.

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

PFSweb Spin-off

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table represents the balance sheet information for PFSweb as of the date of the spin-off, and is provided to assist in understanding the impact of the disposition on the consolidated balance sheet of the Company (amounts in thousands):

                                                ASSETS

                           Cash.........................................         $ 22,113
                           Accounts receivable, net.....................           10,879
                           Prepaid expenses and other current assets....            3,420
                           Property and equipment, net..................           21,557
                           Other assets.................................              501
                                                                                 --------
                           Total assets.................................         $ 58,470
                                                                                 ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                           Current portion of long-term debt............         $    281
                           Trade accounts payable.......................            5,190
                           Accrued expenses.............................            3,336
                           Long-term debt, less current portion.........            2,342
                           Shareholders' equity.........................           47,321
                                                                                 --------
                           Total liabilities and shareholders' equity...         $ 58,470
                                                                                 ========

     The PFSweb business unit was formed in 1991 and expanded in 1996 under the name "Priority Fulfillment Services." PFSweb is an international provider of transaction management services to both traditional and e-commerce companies. PFSweb provides its services under fee-based contracts where service fee revenue is based on either the sales value of the products or service activity volume.

     The Company will continue to have significant ongoing relationships with PFSweb. Both companies are parties to various agreements providing for the separation of their respective business operations. The agreements govern various ongoing relationships between the companies including the transaction management services that PFSweb provides for Daisytek and the transitional services that Daisytek provides to PFSweb and a tax indemnification and allocation agreement, which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters. All of the agreements between the Company and PFSweb were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off. The Company believes that the terms of these agreements are consistent with fair market values, although certain terms and provisions of various agreements continue to be the subject of ongoing negotiations. However, there can be no assurances that the prices charged to, or by, each company under these agreements are not higher or lower than the prices that may be charged to, or by, unaffiliated third parties for similar services.

     In the opinion of management, the Unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2000, its results of operations for the three and six months ended September 30, 2000 and 1999, and its results of cash flows for the six months ended September 30, 2000 and 1999. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

NOTE 2 - COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from net income, such as unrealized gains and losses on investments available for sale and foreign currency translation gains and losses. Currency translation and other derivative foreign currency exchange contracts are the only items of other comprehensive income impacting the Company.

     The following table sets forth comprehensive income (in thousands):

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                             ------------------------------      ------------------------------
                                                 2000              1999              2000             1999
                                             ------------      ------------      ------------      ------------

    Net income .........................     $      3,121      $        952      $      6,101      $      5,135
    Comprehensive income adjustments:
         Foreign currency translation
            adjustment .................             (539)             (322)             (781)               (2)
                                             ------------      ------------      ------------      ------------
    Comprehensive income ...............     $      2,582      $        630      $      5,320      $      5,133
                                             ============      ============      ============      ============

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                               2000              1999             2000             1999
                                                            ------------     ------------     ------------     ------------
   NUMERATOR:
      Net income ......................................     $      3,121     $        952     $      6,101     $      5,135
                                                            ============     ============     ============     ============
   DENOMINATOR:
      Denominator for basic earnings per share -
        Weighted average shares .......................           16,453           17,171           17,043           17,168
      Effect of dilutive securities:
        Employee stock options ........................              134              194              379              413
                                                            ------------     ------------     ------------     ------------
      Denominator for diluted earnings per share -
        Adjusted weighted average shares and
        assumed conversions ...........................           16,587           17,365           17,422           17,581
                                                            ============     ============     ============     ============
   NET INCOME PER COMMON SHARE:
        Basic .........................................     $       0.19     $       0.06     $       0.36     $       0.30
                                                            ============     ============     ============     ============
        Diluted .......................................     $       0.19     $       0.05     $       0.35     $       0.29
                                                            ============     ============     ============     ============

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------

                        Cash paid during the period for:
                             Interest................     $  2,121       $  1,374
                             Income taxes............     $    432       $  5,624

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services and they are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the Computer and Office Supplies segment, which is eliminated as part of the intersegment elimination. In addition, PFSweb and Computer and Office Supplies net revenues are presented as management evaluates the businesses under its modified IBM distributor agreements. No single customer accounted for more than 10% of the Company's net revenues for the three or six month periods ended September 30, 2000 and 1999. The following tables set forth information as to the Company's reportable segments (in thousands):

                                                     COMPUTER
                                                       AND        PROFESSIONAL
                                                      OFFICE          TAPE                      INTERSEGMENT
                                                     SUPPLIES       PRODUCTS        PFSWEB       ELIMINATIONS       TOTAL
                                                   ----------     ------------   ----------     -------------    ----------
     THREE MONTHS ENDED SEPTEMBER  30, 2000
      Net revenues ...........................     $  261,589     $   21,172     $       --      $       --      $  282,761
      Operating contribution .................          7,187            842             --              --           8,029

     THREE MONTHS ENDED SEPTEMBER 30, 1999
     Net revenues ............................     $  218,580     $   24,453     $    9,831      $   (6,175)     $  246,689
     Operating contribution ..................          8,681          1,650           (902)             --           9,429

     SIX MONTHS ENDED SEPTEMBER  30, 2000
      Net revenues ...........................     $  519,515     $   42,091     $   13,370      $   (7,289)     $  567,687
      Operating contribution .................         13,161          2,092           (505)             --          14,748

     SIX MONTHS ENDED SEPTEMBER 30, 1999
     Net revenues ............................     $  426,244     $   47,014     $   19,081      $  (12,413)     $  479,926
     Operating contribution ..................         15,417          3,329         (1,339)             --          17,407

     ASSETS
     September 30, 2000 ......................     $  285,654     $   42,242     $       --      $       --      $  327,896
     March 31, 2000 ..........................        273,347         43,638         60,405            (104)        377,286


     The Company's Computer and Office Supplies segment includes certain expenses and assets that relate to the Professional Tape Products segment but are not allocated by management to this segment. These expenses relate primarily to the Company's (i) centralized management information, warehouse and telephone systems, and (ii) executive, administrative and other corporate costs. Certain corporate assets are also not allocated to Professional Tape Products, and primarily relate to the Company's centralized management information, warehouse and telephone systems and leasehold improvements on shared facilities.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Reconciliation of segment operating contribution to consolidated income before taxes is as follows (in thousands):

                                                    THREE MONTHS ENDED SEPTEMBER 30,  SIX MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------  ------------------------------
                                                         2000            1999            2000            1999
                                                      ----------      ----------      ----------      ----------
   Segment operating contribution ...............     $    8,029      $    9,429      $   14,748      $   17,407
   Acquisition related costs (a) ................             --            (249)             --            (619)
   Transition and other unallocated costs (b)....         (1,554)         (7,600)         (2,188)         (7,600)
   Reversal of loss on disposition of business...             --           1,000              --           1,000
   Interest expense .............................         (1,453)         (1,020)         (2,144)         (1,770)
                                                      ----------      ----------      ----------      ----------
   Consolidated income before income taxes ......     $    5,022      $    1,560      $   10,416      $    8,418
                                                      ==========      ==========      ==========      ==========

     (a)  These charges relate to the Professional Tape Products segment.

     (b) Transition costs paid by the Company have not been allocated to the reportable segments. These costs relate to certain repositioning and separation activities associated with the spin-off of PFSweb and certain other charges as a result of these activities, and during the three and six month periods ended September 30, 1999, to increase allowances for bad debts, legal and professional fees related to an unsolicited acquisition offer, and other operating charges.

NOTE 7 - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 requires gains or losses on these financial instruments to be recognized in other comprehensive income as a part of the cumulative translation adjustment. In June 1999, the FASB approved the issuance of SFAS 137 deferring the effective date of SFAS 133 for one year. Consequently, Daisytek is required to adopt SFAS 133 by April 1, 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. We presently utilize derivative financial instruments only to hedge our net investments in some of our foreign operations. The Company is currently evaluating the provisions of SFAS 133 and its effect on the accounting treatment of these financial instruments.

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

NOTE 8 - STOCK OPTIONS

PFSweb Spin-off

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

     During July 2000, the Company granted approximately 1.8 million stock options under terms of its stock option compensation plans. The purpose of this grant is to benefit and advance the interests of Daisytek by rewarding directors, officers and certain key employees for their contributions to Daisytek and thereby motivating them to continue to make such contributions in the future. The stock options, which were granted at market price, vest over a three year period from the date of the grant and expire 10 years after the date of the grant.

NOTE 9 - STOCK REPURCHASE

     On July 10, 2000, the Company's Board of Directors announced the authorization of the repurchase of up to 10% of the outstanding shares of its common stock, and on September 13, 2000, announced the authorization of the repurchase of up to an additional 10% of the outstanding shares of common stock. These repurchase programs occur periodically, through open market transactions, subject to prevailing market conditions and other considerations. Based upon the number of outstanding shares on the date of each authorization, the Company was authorized to repurchase up to approximately 3.35 million shares. As of September 30, 2000, the Company had repurchased approximately 2.0 million of its outstanding shares. Through October 31, the Company had cumulatively repurchased approximately 2.8 million of its outstanding shares.

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

OVERVIEW

     Daisytek is a leading wholesale distributor of computer, copier, fax and office supplies products, and professional audio and video tape products. Prior to the spin-off of PFSweb, Inc. ("PFSweb") on July 6, 2000, we were also a leading provider of transaction management services to both traditional and e-commerce companies. Daisytek's remaining operations are separated into two business segments: (1) Computer and Office Supplies; and (2) Professional Tape Products. These reportable segments are strategic business units that offer different products and services and are managed separately, based on fundamental differences in their operations. We sell our products and services in the United States, Canada, Australia, Mexico, South America, the Pacific Rim and Europe.

     Our Computer and Office Supplies segment began operations in the United States in the 1980's and expanded internationally into Canada in 1989, Mexico in 1994 and Australia/Asia in 1996. This segment distributes over 10,000 nationally known, name-brand computer supplies products to over 30,000 customers. These products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Sharp, Lexmark, IBM, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. We believe we are one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. The B.A. Pargh acquisition in May 2000 has added to our Computer and Office Supply segment more than 7,000 additional office products and supplies which are shipped to over 20,000 customer locations.

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

     4) Expansion of our product and service offerings into new international markets; and

     5) Pursuit of acquisitions, where appropriate, to support both operating and financial strategies.

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

Daisytek Stand Alone (Excluding PFSweb, Inc.)

     The following is an unaudited adjusted historical financial presentation of the Daisytek business units, excluding PFSweb, for the three and six month periods ending September 30, 2000 and 1999. This information is supplemental and is not intended to be presented in accordance with generally accepted accounting principles. The presentation takes into account certain one-time costs of reorganization activities as a result of the separation of Daisytek and PFSweb of approximately $1.6 million and $2.2 million, respectively, for the three and six month periods ending September 30, 2000, which management believes are incremental to normal operations. For the three and six month periods ending September 30, 1999, the presentation excludes incremental costs of $7.6 million, which included these reorganization and separation activities, increases in allowances for bad debts, and other charges. This presentation also includes the estimated impact of the transaction management services agreement between Daisytek and PFSweb for all periods presented. The presentation excludes acquisition related costs, reversal of loss on disposition of business and minority interest.

     We based the following data on available information and certain assumptions. We believe that such assumptions provide a reasonable basis for presenting our results, excluding PFSweb and adjusting for the transactions described above. This financial information does not reflect what our results of operations may be in the future.

Adjusted Statements of Income Data:

                                                                  THREE MONTHS ENDED SEPTEMBER 30, SIX MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------- ------------------------------
                                                                       2000             1999            2000            1999
                                                                    ----------       ---------       ----------       ---------
                                                                       (IN THOUSANDS, EXCEPT            (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)                  PER SHARE DATA)
                                                                            (UNAUDITED)                     (UNAUDITED)
Net revenues..................................................      $  282,761       $ 242,876       $  561,606       $ 472,922
Cost of revenues..............................................         252,070         214,650          500,714         418,533
                                                                    ----------       ---------       ----------       ---------
  Gross profit................................................          30,691          28,226           60,892          54,389
Selling, general and administrative expenses..................          22,661          19,927           45,596          39,479
                                                                    ----------       ---------       ----------       ---------
  Income from operations......................................           8,030           8,299           15,296          14,910
Interest expense, net.........................................           1,453             871            2,460           1,523
                                                                    ----------       ---------       ----------       ---------
  Income before income taxes..................................           6,577           7,428           12,836          13,387
Provision for income taxes....................................           2,491           2,901            4,897           5,225
                                                                    ----------       ---------       ----------       ---------
Net income....................................................      $    4,086       $   4,527       $    7,939       $   8,162
                                                                    ==========       =========       ==========       =========

NET INCOME PER COMMON SHARE:
  Basic.......................................................      $     0.25       $    0.26       $     0.47      $     0.48
                                                                    ==========       =========       ==========      ==========

  Diluted.....................................................      $     0.25       $    0.26       $     0.46      $     0.46
                                                                    ==========       =========       ==========      ==========

Weighted average common and common share equivalents
  outstanding:
  Basic.......................................................          16,453          17,171           17,043          17,168
  Diluted.....................................................          16,587          17,365           17,422          17,581

Adjusted Balance Sheet Data:

                                                                             AS OF          AS OF
                                                                          SEPTEMBER        MARCH
                                                                           30, 2000       31, 2000
                                                                          ----------     ---------
                                                                               (IN THOUSANDS)
                                                                                 (UNAUDITED)

                  Working capital, excluding debt.....................    $  166,410     $ 168,067
                  Total assets........................................       327,896       317,155
                  Total debt..........................................        50,552        42,144
                  Shareholders' equity................................       165,505       172,549

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth consolidated results of operations and other financial data from Daisytek's unaudited interim consolidated statements of income, including our 80.1% ownership of PFSweb, Inc. during the periods prior to the spin-off of PFSweb.

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   -------------------------      -------------------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                          (UNAUDITED)
                                                                     2000            1999            2000           1999
                                                                   ----------     ----------      ----------     ----------
      CONSOLIDATED STATEMENTS OF INCOME DATA:
      Net revenues ...........................................     $  282,761     $  246,689      $  567,687     $  479,926
      Cost of revenues .......................................        252,070        220,762         505,210        426,733
                                                                   ----------     ----------      ----------     ----------
      Gross profit ...........................................         30,691         25,927          62,477         53,193
      Selling, general and administrative expenses ...........         24,216         24,098          49,917         43,386
      Acquisition related costs ..............................             --            249              --            619
      Reversal of loss on disposition of business ............             --         (1,000)             --         (1,000)
                                                                   ----------     ----------      ----------     ----------
      Income from operations .................................          6,475          2,580          12,560         10,188
      Interest expense, net ..................................          1,453          1,020           2,144          1,770
                                                                   ----------     ----------      ----------     ----------
      Income before income taxes .............................          5,022          1,560          10,416          8,418
      Provision for income taxes .............................          1,901            608           4,362          3,283
                                                                   ----------     ----------      ----------     ----------
      Income before minority interest ........................          3,121            952           6,054          5,135
      Minority interest ......................................             --             --              47             --
                                                                   ----------     ----------      ----------     ----------
      Net income .............................................     $    3,121     $      952      $    6,101     $    5,135
                                                                   ==========     ==========      ==========     ==========
      NET INCOME PER COMMON SHARE:

        Basic ................................................     $     0.19     $     0.06      $     0.36     $     0.30
                                                                   ==========     ==========      ==========     ==========

        Diluted ..............................................     $     0.19     $     0.05      $     0.35     $     0.29
                                                                   ==========     ==========      ==========     ==========

        Weighted average common and common share equivalents outstanding:

           Basic .............................................         16,453         17,171          17,043         17,168
           Diluted ...........................................         16,587         17,365          17,422         17,581

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

     The following discussion relates to Daisytek, and includes the results of its former subsidiary, PFSweb for the first three months of fiscal year 2001 and for the entire six months in fiscal year 2000. Since PFSweb was spun off from Daisytek in on July 6, 2000, financial results for the three month period ended September 30, 2000 do not include the financial results of PFSweb, as the three business days in July are considered immaterial to the presentation of our results. These are historical consolidated results, including costs associated with separation activities, and may not be representative of our results subsequent to both the spin-off of PFSweb and the completion of all related separation activities.

     Net Revenues. Net revenues for the three months ended September 30, 2000 were $282.8 million as compared to $246.7 million for the three months ended September 30, 1999, an increase of $36.1 million, or 14.6%. Excluding PFSweb revenues, which are included in the September 30, 1999 quarterly results, but not included in the September 30, 2000 quarterly results, net revenues increased by 16.4%. Net revenues for the six months ended September 30, 2000 were $567.7 million as compared to $479.9 million for the six months ended September 30, 1999, an increase of $87.8 million, or 18.3%. Excluding PFSweb revenues, which are included in the six months ended September 30, 1999, but are included only through the spin-off date for the six months ended September 30, 2000, net revenues increased by 18.8%. The Computer and Office Supplies business segment includes our domestic and international computer and office supplies operations and IBM product sales. The net revenue increase in the Computer and Office Supplies business compared to the prior year is primarily attributable to the Arlington and B.A. Pargh acquisitions (which were not a part of the Daisytek business last year), growth in the international computer supplies business, and growth in IBM product sales. Over the last two years, the growth in sales for the domestic computer supplies business has slowed from previously reported levels. We believe this reduction is due, in large part, to slower industry growth, large channel shifts and slower growth in new printer placements. In addition, we have focused on certain margin initiatives that have improved profitability but reduced the amount of lower margin revenue opportunities.

     Net revenues in the international computer supplies operations increased by 11.8% (in U.S. dollars) in the quarter ended September 30, 2000 compared to the same prior year period. This result reflects a deterioration in the Australian dollar relative to the U.S. dollar during this period. Using local currencies, our international computer supplies operations increased approximately 17% this quarter compared to the same quarter in the prior year. The international division experienced growth in all regions but Latin America (due to a change in certain tariff restrictions, which has impacted the local market) and Singapore (whose operations were moved to our Asia Pacific headquarters in Australia during April 2000). We experienced particularly strong growth rates this quarter in Mexico and Australia.

     Net revenues related to our IBM product sales increased due to higher sales volumes under both our North American and European distributor agreements.

     Professional Tape Products net revenue decreased 13.4% for the three months ended September 30, 2000 compared to the same prior year period primarily due to price degradation in certain product lines throughout fiscal year 2000. Although we have not experienced any additional price reduction during the past quarter, we may continue to experience price degradation in our Professional Tape Products segment in the future, which might have a negative impact on future growth rates. We continually evaluate the business plans and future operating prospects within this segment and are currently in the process of redesigning this business model as part of our objective to improve profitability and growth opportunities in this segment.

     Gross Profit. Gross profit as a percent of net revenues was 10.9% for the three months ended September 30, 2000 as compared to 10.5% for the three months ended September 30, 1999. Our gross profit percentage for the quarter ended September 30, 1999 was negatively impacted by certain incremental charges of $3.2 million. Excluding the incremental charges, our gross profit percentage for the quarter ended September 30, 1999 was 11.8%. Gross profit as a percent of net sales was 11.0% for the six months ended September 30, 2000 as compared to 11.1% for the six months ended September 30, 1999. Excluding the aforementioned incremental charges last year of $3.2 million, gross profit as a percentage of sales was 11.8% for the six months ended September 30, 1999. The decline in gross profit percentage, on a basis adjusted for these incremental charges, was the result of several different factors. In the US business, the prior year numbers include monies earned under certain vendor incentive programs that were at very high levels in the comparative quarter last year, reflecting various opportunities at that time. Since then, we have elected not to participate in certain of these programs not considered to be in the long-term interests of the Company as part of our focus on improving inventory levels to strengthen our balance sheet position and improve our overall return on invested capital. Additionally, the gross profit percentage declined in the international computer supplies business due primarily to growth in international retail business, which typically carries lower margins. Also contributing to the overall decline in gross profit percentage was the relatively higher revenue growth in IBM product sales, which are also at lower margins. Finally, impacting our gross profit percentage was the reduction in our Professional Tape Products revenue and PFSweb revenue (resulting from the spin-off), which typically carry higher margin percentages than the remainder of our business.

     During the third quarter of fiscal year 2000, in order to make these improvements in our balance sheet, we avoided certain vendor incentive programs. As a result, we believe the third quarter of fiscal year 2001 will reflect an improvement in gross profit percentages compared to the prior year. We believe that ongoing competitive pressures in the Computer and Office Supplies operations, potential further price degradation in the Professional Tape Products business, and continuing sales increases in our IBM products may continue to impact gross margins during the next year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2000 were $24.2 million, or 8.6% of net sales, as compared to $24.1 million, or 9.8% of net sales, for the three months ended September 30, 1999, excluding acquisition related costs and the reversal of loss on disposition of business in 1999. SG&A expenses for the six months ended September 30, 2000 were $49.9 million, or 8.8% of net sales, as compared to $43.4 million, or 9.0% of net sales, for the six months ended September 30, 1999, excluding acquisition related costs and the reversal of loss on disposition of business in 1999. Our SG&A expense for the three and six month periods ended September 30, 2000 was negatively impacted by certain non-recurring separation costs of $1.6 million and $2.2 million, respectively, related to the spin-off of PFSweb. Our SG&A expense for both the three and six month periods ended September 30, 1999 was negatively impacted by incremental charges of $4.4 million primarily related to certain repositioning and separation activities associated with the PFSweb planned initial public offering, certain other charges as a result of these activities, and to increase allowances for bad debts related primarily to issues in our Latin American accounts receivable.

     Excluding these incremental charges for all periods, our SG&A percentages would be 8.0% for both the three months ended September 30, 2000 and 1999, and 8.4% and 8.1%, respectively, for the six months ended September 30, 2000 and 1999. The increase in SG&A expenses and the related increase in SG&A as a percentage of net revenues is primarily attributable to (i) the acquisitions of Arlington in October 1999 and B.A. Pargh in May 2000 and, (ii) a reduction in net revenues to certain large customers, which typically have lower SG&A expense ratios. This impact on the SG&A percentage was partially offset by an increase in IBM product sales and international retail sales, which typically have lower SG&A expense ratios.

     Acquisition Related Costs. In June 1998, we completed the acquisition of the Tape Company through a stock-for-stock merger, which was accounted for as a pooling of interest in the accompanying Unaudited Interim Consolidated Financial Statements and notes thereto. In connection with the transition, integration and merger activities associated with our Professional Tape Products segment, we recorded costs of $0.2 million and $0.6 million, respectively, for the three and six month periods ending September 30, 1999.

     Loss on Disposition of Business. In fiscal 1999, we recorded a charge of $2.8 million related to the disposition of our professional tape hardware business. In the quarter ended September 30, 1999, we reversed $1.0 million of this charge as we were able to avoid some of the costs associated with this disposition.

     Interest Expense. Interest expense for the three months ended September 30, 2000 was $1.5 million as compared to $1.0 million for the three months ended September 30, 1999. Interest expense for the six months ended September 30, 2000 was $2.1 million as compared to $1.8 million for the six months ended September 30, 1999. Interest expense increased over last year, for both the three and six month periods, due to interest rate increases experienced over the last twelve months, the acquisitions of both Arlington and B.A. Pargh, and activity under our share repurchase program. These impacts were partially offset by proceeds received from the PFSweb initial public offering in December 1999. The weighted average interest rate was 8.2% and 6.2% during the six months ended September 30, 2000 and 1999, respectively.

     Income Taxes. Our effective tax rate was 37.9% and 39.0% for the three months ended September 30, 2000 and 1999, respectively. The effective tax rate for the six months ended September 30, 2000 and 1999 was 41.9% and 39.0%, respectively. The decrease for the second quarter of fiscal year 2001, compared to the same quarter in fiscal year 2000 is due to a reduction in taxes resulting from adjustments in connection with finalizing our fiscal 2000 tax return, combined with an overall reduction in state income taxes resulting from the spin-off of PFSweb. The increase in the effective tax rate for the six months ended September 30, 2000 compared to the six months ended September 30, 1999 is due to losses generated by PFSweb's European subsidiary during the first quarter of fiscal 2001 for which no income tax benefit was recorded.

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

     Historically, our primary source of cash has been from financing activities. Net cash used in financing activities was $10.1 million for the six months ended September 30, 2000 compared to net cash provided by financing activities of $27.7 million for the six months ended September 30, 1999. In conjunction with the acquisition of B.A. Pargh during May 2000, certain acquired debt of approximately $6.5 million was paid in full. This impact was partially offset by proceeds received from the exercise of stock options and proceeds received on the issuance of stock under an employee stock purchase program. The entire cost of the B.A. Pargh acquisition was funded through our availability under our credit facility and cash provided by operating activities. Additionally, during the second quarter of fiscal year 2001, our Board of Directors initially authorized a share buyback program of up to 10% of the outstanding shares of common stock. That program was completed in September 2000 and, at that time, the Board of Directors authorized an additional 10% repurchase program. As of September 30, 2000 we had acquired approximately 2.0 million shares at a total cost of $13.0 million. The combination of these factors has resulted in a net use of funds for financing activities during this period. During the six months ended September 30, 1999, cash provided by financing activities was generated primarily from proceeds from revolving lines of credit.

     Net cash provided by operating activities was $11.7 million for the six months ended September 30, 2000 compared to net cash used in operating activities of $16.7 million for the six months ended September 30, 1999. Working capital declined to $115.9 million at September 30, 2000 from $153.9 million at March 31, 2000. This result was primarily attributable to the spin-off of PFSweb on July 6, 2000, which resulted in a reduction in net current assets, including cash. In addition, our working capital position was impacted during the period by 1) acquisition of the B.A. Pargh business, 2) an increase in inventory primarily related to the IBM product, which was offset by accounts payable associated with this inventory, and 3) a reduction in accounts receivable due to improved collection efforts in certain business units during this fiscal year.

     Our principal use of funds for investing activities was $22.1 million in cash related to the disposition of our investment in PFSweb in connection with the spin-off on July 6, 2000. Additionally, we have used funds for capital expenditures of $3.8 million and $6.9 million for the six months ended September 30, 2000 and 1999, respectively, and for acquisition of businesses of $2.7 million and $2.3 million for the six months ended September 30, 2000 and 1999, respectively. The capital expenditures consisted primarily of additions to upgrade our management information systems, costs associated with new facilities, and historically have also included costs related to the expansion of PFSweb distribution facilities, both domestic and foreign. We anticipate that our total investment in upgrades and additions to facilities for fiscal 2001 will be approximately $6 million to $9 million, of which approximately $1.4 million reflects capital expenditures incurred by PFSweb during the first quarter of fiscal 2001. The Company's PFSweb subsidiary had a long-term contractual agreement with one of its clients pursuant to which PFSweb financed certain of the client's inventory. During fiscal 2000, this client indicated to PFSweb that they would not have PFSweb finance this inventory in the future. This financing agreement provided net cash flows of $1.7 million for the six months ended September 30, 2000 and used net cash flows of $0.3 million for the six months ended September 30, 1999. Effective with the spin-off of PFSweb on July 6, 2000, Daisytek no longer has this PFSweb client inventory in its financial results.

     At September 30, 2000, our unsecured revolving lines of credit provided for borrowings up to approximately $127.0 million. There were outstanding balances on the lines of credit totaling $51.3 million (including an outstanding letter of credit of $0.8 million) at September 30, 2000, leaving approximately $75.7 million available for additional borrowings.

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

    We believe that international markets represent further opportunities for growth. We attempt to protect ourselves from foreign currency fluctuations by denominating substantially all our non-Canadian and non-Australian international sales in U.S. dollars. In addition, we have entered into various forward Canadian and Australian currency exchange contracts in order to hedge our net investments in, and our intercompany payables applicable to, our Canadian and Australian subsidiaries. We have the following forward currency exchange contracts outstanding as of September 30, 2000:

                                         US$ CONTRACT
                  CURRENCY TYPE             AMOUNT              CONTRACT TYPE             EXPIRATION
              -------------------   ---------------------  -----------------------    --------------
              Canadian Dollars          $8.6 million       Sell Canadian Dollars       November 2000
              Australian Dollars        $7.0 million       Sell Australian Dollars     November 2000
              Australian Dollars        $2.9 million       Sell Australian Dollars     November 2000

     As of September 30, 2000, we had incurred net unrealized gains of approximately $0.4 million on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. We may consider entering into other forward exchange contracts in order to hedge our net investment in our Canadian, Australian and Mexican subsidiaries, although no assurance can be given that we will be able to do so on acceptable terms.

     In the future, we may attempt to acquire other businesses to expand our existing computer and office supplies businesses in the U.S. or internationally, expand our product lines (similar to our entry into the office supplies business) and expand our services or capabilities in connection with our efforts to grow our business. During the second quarter of fiscal 2000, we signed a non-binding letter of intent for one potential acquisition opportunity. We have no other binding agreements to acquire any material businesses. Should we be successful in acquiring other businesses, we may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, we can give no assurance with respect to whether we will be successful in identifying such a business to acquire, whether we will be able to obtain financing to complete such an acquisition, or whether we will be successful in operating the acquired business.

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

CONTINGENCIES

    The Company is party from time to time to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

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

Memphis Facility

    The majority of our U.S. Computer and Office Supplies inventory and distribution activity is located in a centralized warehouse and distribution facility owned and operated by PFSweb in Memphis, Tennessee. Although we have established certain disaster recovery procedures, which include other warehouse and distribution locations operated by Daisytek in the U.S., there can be no assurance that the loss of this Memphis facility for any extended period of time would not have a material effect on our business.

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

    Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced Daisytek Pre-spin Option, except that option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     As of October 31, 2000, after giving effect to the issuance of the Daisytek Post-spin Options described above, combined with the additional options granted during the second quarter of fiscal 2000 discussed in Note 8 of the Unaudited Interim Consolidated Financial Statements, there were approximately 5.4 million options outstanding with an overall weighted average exercise price of $7.44. For purposes of the weighted average share count included in determining fully diluted earnings per share, using an average of the daily closing price for each day in the reported period (the "average share price"), assuming a base average share price of $6, and assuming no other changes, if the average share price of our stock is $7, the weighted average share count would increase by approximately 0.2 million. If the average share price was $10, the weighted average share count would increase by approximately 1.0 million. If the average share price was $13, the weighted average share count would increase by approximately 1.5 million. For example, at October 31, 2000, the average shares outstanding were 14.9 million. Using an average share price of $10 per share, the fully diluted weighted average shares outstanding would be approximately
15.9 million.

    The following table summarizes information about the Company's outstanding stock options as of October 31, 2000:

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

Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 requires gains or losses on these financial instruments to be recognized in other comprehensive income as a part of the cumulative translation adjustment. In June 1999, the FASB approved the issuance of SFAS 137 deferring the effective date of SFAS 133 for one year. Consequently, Daisytek is required to adopt SFAS 133 by April 1, 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. We presently utilize derivative financial instruments only to hedge our net investments in some of our foreign operations. The Company is currently evaluating the provisions of SFAS 133 and its effect on the accounting treatment of these financial instruments.

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

INTEREST RATE RISK

     Our interest rate risk is limited to our outstanding balances on our revolving lines of credit which amounted to $50.5 million at September 30, 2000. A 50 basis point movement in interest rates would result in approximately $253,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at September 30, 2000.

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

     Our current foreign currency exchange rate risk is primarily limited to Mexican Pesos, Canadian Dollars, Australian Dollars and the Euro. Other international sales and purchases are generally U.S. Dollar based. At September 30, 2000 we had three outstanding foreign currency forward contracts. If the foreign exchange rates of the Canadian and Australian currencies fluctuate 10% from the September 30, 2000 rates, gains or losses in fair value on the three outstanding contracts would be approximately $1.3 million, which would offset an underlying opposite gain or loss in our net position with our hedged international businesses.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2000 the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

     1.   Election of three Class III directors:

                  Peter P.J. Vikanis:

                  For:  13,991,273      Withheld: 1,199,052

                  James F. Reilly:

                  For:  13,990,390      Withheld: 1,199,935

                  Dale A. Booth:

                  For:  13,990,688      Withheld: 1,199,632

     2. Appointment of Arthur Andersen LLP as auditors for the 2001 fiscal year:

                  For:  14,164,593      Against: 1,023,352    Abstained: 2,380

ITEM 6.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Exhibits.

               10.1(*) Tenth Amendment to Credit Agreement dated July 11, 2000 between Daisytek, Incorporated, as Borrower, Daisytek International and Borrower's Subsidiaries, as Guarantors, and Citizens Bank of Massachusetts, Bank One, IBM Credit Corporation, and Chase Bank of Texas, N.A., as Lenders.

               10.2(*)    Eleventh Amendment to Credit Agreement dated
                          August 17, 2000 between Daisytek, Incorporated, as Borrower, Daisytek International and Borrower's Subsidiaries, as Guarantors, and Citizens Bank of Massachusetts, Bank One, IBM Credit Corporation, and Chase Manhattan Bank, as Lenders.

               27.1(*) Financial Data Schedule for six months ended September 30, 2000.
----------

(*) Filed herewith.

b)   Reports on Form 8-K:

               1. On July 21, 2000, the Company filed a current report on Form 8-K to report, under Items 2 and 7, the Company's dividend of PFSweb common stock declared by the Company's Board of Directors in order to effect the spin-off of PFSweb and the affiliated unaudited pro-forma balance sheet presentation giving effect to this distribution as if it had occurred on April 1, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2000


                                       DAISYTEK INTERNATIONAL CORPORATION

                                       By:  /s/ Ralph Mitchell
                                            -----------------------------------
                                            Ralph Mitchell
                                            Chief Financial Officer,
                                            Chief Accounting Officer,
                                            Executive Vice President - Finance

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER     DESCRIPTION
    -------    -----------

     10.1(*) Tenth Amendment to Credit Agreement dated July 11, 2000 between Daisytek, Incorporated, as Borrower, Daisytek
               International and Borrower's Subsidiaries, as Guarantors, and
               Citizens Bank of Massachusetts, Bank One, IBM Credit Corporation, and Chase Bank of Texas, N.A., as Lenders.

     10.2(*) Eleventh Amendment to Credit Agreement dated August 17, 2000 between Daisytek, Incorporated, as Borrower, Daisytek
               International and Borrower's Subsidiaries, as Guarantors, and
               Citizens Bank of Massachusetts, Bank One, IBM Credit Corporation, and Chase Manhattan Bank, as Lenders.

     27.1(*)   Financial Data Schedule for six months ended September 30, 2000.

----------

(*) Filed herewith.