Form 10-Q
period 2000-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2001-02-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2000
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          75-2421746
-------------------------------                      --------------------------
    (State of Incorporation)                         (I.R.S. Employer I.D. No.)

 1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TX                 75013
-------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:           (972) 881-4700
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

At February 7, 2001 there were 17,678,159 shares of the registrant's common stock issued, including 3,013,600 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2000

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Consolidated Balance Sheets as of December 31, 2000 (Unaudited)
                           and March 31, 2000.........................................................      3

                      Unaudited Interim Consolidated Statements of Operations for the
                           Three and Nine Month Periods Ended December 31, 2000 and
                           1999 ......................................................................      4

                      Unaudited Interim Consolidated Statements of Cash Flows for the
                           Nine Months Ended December 31, 2000 and 1999...............................      5

                      Notes to Unaudited Interim Consolidated Financial Statements....................      6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ............................................     14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk..........................     24

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings...................................................................     26

      Item 6.     Exhibits and Reports on Form 8-K ...................................................     26

SIGNATURES............................................................................................     27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                DECEMBER 31,        MARCH 31,
                                         ASSETS                                     2000              2000
                                                                                ------------      ------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents .............................................     $      1,915      $     28,186
    Accounts receivable, net of allowance for doubtful accounts of
        $4,736 and $6,031 at December 31, 2000 and ........................          161,025           167,705
        March 31, 2000, respectively
    Inventories, net ......................................................          130,215            96,371
    Prepaid expenses and other current assets .............................           12,384            12,352
    Income taxes receivable ...............................................              414             3,714
    Deferred tax asset, net ...............................................              131               249
                                                                                ------------      ------------
                  Total current assets ....................................          306,084           308,577
                                                                                ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment .....................................           22,444            52,491
    Leasehold improvements ................................................            2,473             5,692
                                                                                ------------      ------------
                                                                                      24,917            58,183
    Less - Accumulated depreciation and amortization ......................          (14,596)          (27,523)
                                                                                ------------      ------------
                  Net property and equipment ..............................           10,321            30,660

OTHER ASSETS ..............................................................               --               528

EMPLOYEE RECEIVABLES ......................................................              558               518

EXCESS OF COST OVER NET ASSETS ACQUIRED, net ..............................           46,957            37,003
                                                                                ------------      ------------

                  Total assets ............................................     $    363,920      $    377,286
                                                                                ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt .....................................     $      3,469      $     42,392
    Trade accounts payable ................................................          128,534            97,518
    Accrued expenses ......................................................           13,310            14,746
                                                                                ------------      ------------
                  Total current liabilities ...............................          145,313           154,656
                                                                                ------------      ------------

LONG-TERM DEBT, less current portion ......................................           56,389             2,431

COMMITMENTS AND CONTINGENCIES

CONTRACT TO PURCHASE COMPANY'S STOCK ......................................              494                --

MINORITY INTEREST .........................................................               --             9,513

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized at December 31, 2000 and March 31, 2000; none issued
        and outstanding ...................................................               --                --
    Common stock, $0.01 par value; 30,000,000 shares
        authorized at December 31, 2000 and March 31, 2000;
        17,671,101 and 17,600,164 shares issued, including shares in
        treasury, at December 31, 2000 and March 31, 2000, respectively ...              177               176
    Additional paid-in capital ............................................           94,137           136,736
    Retained earnings .....................................................           89,296            76,340
    Accumulated other comprehensive income ................................           (3,091)           (2,566)
                                                                                ------------      ------------
                                                                                     180,519           210,686
    Less cost of common stock held in treasury, 2,987,100 shares and zero shares at December 31, 2000 and March 31, 2000,
        respectively ......................................................           18,795                --
                                                                                ------------      ------------
                  Total shareholders' equity ..............................          161,724           210,686
                                                                                ------------      ------------

                  Total liabilities and shareholders' equity ..............     $    363,920      $    377,286
                                                                                ============      ============


            The accompanying notes are an integral part of these consolidated balance sheets.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             DECEMBER 31,                     DECEMBER 31,
                                                      ----------------------------     ----------------------------
                                                            2000           1999            2000            1999
                                                      ------------    ------------     ------------    ------------
Net revenues .....................................    $    298,323    $    283,087     $    866,010    $    763,013
Cost of revenues .................................         266,782         258,491          771,992         685,224
                                                      ------------    ------------     ------------    ------------
        Gross profit .............................          31,541          24,596           94,018          77,789

Selling, general and administrative expenses .....          26,331          26,501           76,248          69,887
Acquisition related costs ........................              --              --               --             619
Reversal of loss on disposition of business ......              --              --               --          (1,000)
                                                      ------------    ------------     ------------    ------------
        Income (loss) from operations ............           5,210          (1,905)          17,770           8,283

Interest expense, net ............................           1,625           1,452            3,769           3,222
                                                      ------------    ------------     ------------    ------------
        Income (loss) before income taxes ........           3,585          (3,357)          14,001           5,061

Provision for income taxes .......................           1,379              30            5,741           3,313
                                                      ------------    ------------     ------------    ------------
        Income (loss) before minority interest ...           2,206          (3,387)           8,260           1,748

Minority interest ................................              --             488               47             488
                                                      ------------    ------------     ------------    ------------
        Net income (loss) ........................    $      2,206    $     (2,899)    $      8,307    $      2,236
                                                      ============    ============     ============    ============

Net income (loss) per common share:

       Basic .....................................    $       0.15    $      (0.17)    $       0.51    $       0.13
                                                      ============    ============     ============    ============

       Diluted ...................................    $       0.15    $      (0.17)    $       0.50    $       0.13
                                                      ============    ============     ============    ============

Weighted average common and common share equivalents outstanding:

       Basic .....................................          14,989          17,200           16,356          17,179

       Diluted ...................................          15,065          17,200           16,453          17,837




            The accompanying notes are an integral part of these unaudited interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                  NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                             ----------------------------
                                                                                2000             1999
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................     $     8,307      $     2,236
    Adjustments to reconcile net income to net cash provided by operating activities --
       Depreciation and amortization ...................................           5,733            6,575
       Provision for doubtful accounts .................................           2,749            6,706
       Minority interest ...............................................             (47)            (488)
       Deferred income tax (benefit) provision .........................             246             (477)
       Changes in operating assets and liabilities --
           Accounts receivable .........................................           4,613          (15,860)
           Inventories, net ............................................         (24,184)          16,602
           Prepaid expenses and other current assets ...................          (4,547)           1,820
           Trade accounts payable and accrued expenses .................          26,216           (6,528)
           Income tax receivable .......................................           2,528           (3,754)
                                                                             -----------      -----------
                Net cash provided by operating activities ..............          21,614            6,832
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ................................          (5,310)         (12,072)
    Disposition of subsidiary ..........................................         (22,113)              --
    Acquisitions of businesses, net of cash acquired ...................         (10,205)         (20,448)
    Advances to employees, net .........................................             (45)            (144)
    Decrease in note receivable and other assets .......................           1,655            3,446
                                                                             -----------      -----------
                Net cash used in investing activities ..................         (36,018)         (29,218)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net ........................          14,505            8,825
    Payments on capital leases and notes payable .......................          (7,842)          (8,511)
    Purchase of treasury stock .........................................         (18,795)              --
    Net proceeds of PFSweb initial public offering .....................              --           53,014
    Net proceeds from exercise of stock options and issuance
      of common stock ..................................................             707            1,378
                                                                             -----------      -----------
                Net cash provided by (used in) financing activities ....         (11,425)          54,706
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS...................            (442)            (178)
                                                                             -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................         (26,271)          32,142
CASH AND CASH EQUIVALENTS, beginning of period .........................          28,186            1,551
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, end of period ...............................     $     1,915      $    33,693
                                                                             ===========      ===========







            The accompanying notes are an integral part of these unaudited interim consolidated statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OVERVIEW AND BASIS OF PRESENTATION

    Daisytek International Corporation and its subsidiaries ("the Company" or "Daisytek") is a leading wholesale distributor of computer, copier, fax and office supplies products ("computer and office supplies") and professional audio and videotape products ("professional tape products"). Prior to the spin-off of PFSweb, Inc. ("PFSweb") on July 6, 2000, the Company was also a leading provider of transaction management services to both traditional and electronic commerce, or e-commerce, companies. The Company's two reportable segments are strategic business units that offer different products and services and are managed separately based on fundamental differences in their operations.

Computer and Office Supplies

    The computer and office supplies products include laser toner, inkjet cartridges, copier and fax supplies, printer ribbons, diskettes, optical storage products, computer tape cartridges, accessories such as cleaning kits and media storage files, paper, envelopes and business forms, writing instruments, office machines and all desktop supplies. These products are used in a broad range of computers and office automation products including laser and inkjet printers, photocopiers, fax machines and data storage products. The Company's computer and office supplies customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, drug and convenience stores, dot-coms, direct marketers and other retailers who resell the products to end-users. The computer and office supplies segment distributes products primarily in the United States, Canada, Australia, Mexico, Argentina, certain other parts of South America, the Pacific Rim and Europe.

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

PFSweb Spin-off

    In December 1999, PFSweb completed an initial public offering ("IPO") of 3,565,000 shares of its common stock. On July 7, 2000, the Company announced the completion of the spin-off of PFSweb by means of a tax-free distribution of the Company's remaining 80.1 percent ownership of PFSweb. The pro rata distribution of 14,305,000 shares of PFSweb was made at the close of business July 6, 2000 to Daisytek shareholders of record as of June 19, 2000 (the "Record Date"). Based on the shares outstanding of each company on the Record Date, Daisytek shareholders received approximately 0.81 shares of PFSweb stock for each share of Daisytek stock they owned on the Record Date. In June, 2000, the Company received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of Daisytek's remaining ownership in PFSweb. See also Note 9 of these Notes to Unaudited Interim Consolidated Financial Statements.

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

    Both PFSweb and Daisytek are parties to various agreements providing for the separation of their respective business operations. The agreements govern various ongoing relationships between the companies including the transaction management services that PFSweb provides for Daisytek and the transitional services that Daisytek provides to PFSweb and a tax indemnification and allocation agreement, which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters. All of the agreements between the Company and PFSweb were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off. The Company believes that the terms of these agreements are consistent with fair market values, although certain material terms and provisions of various agreements continue to be the subject of ongoing negotiations. However, there can be no assurances that the prices charged to, or by, each company under these agreements are not higher or lower than the prices that may be charged to, or by, unaffiliated third parties for similar services.

    In the opinion of management, the Unaudited Interim Consolidated Financial Statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 2000, its results of operations for the three and nine months ended December 31, 2000 and 1999, and its results of cash flows for the nine months ended December 31, 2000 and 1999. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

    Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale and foreign currency translation gains and losses. Currency translation and other

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


derivative foreign currency exchange contracts are the only items of other comprehensive income impacting the Company.

    The following table sets forth comprehensive income (loss) (in thousands):


                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     DECEMBER 31,                        DECEMBER 31,
                                             -----------------------------      ------------------------------
                                                 2000             1999             2000                1999
                                             ------------     ------------      ------------      ------------

Net income (loss) ......................     $      2,206     $     (2,899)     $      8,307      $      2,236
Comprehensive income adjustments:
     Foreign currency translation
        adjustment .....................              256               92              (525)               90
                                             ------------     ------------      ------------      ------------
Comprehensive income (loss) ............     $      2,462     $     (2,807)     $      7,782      $      2,326
                                             ============     ============      ============      ============

NOTE 3 - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted net income per share is calculated by dividing net income by the weighted average common shares and common share equivalents outstanding for each period. The difference between the Company's basic and diluted weighted average common shares outstanding is due to dilutive common stock options outstanding. During the three months ended December 31, 1999, outstanding options to purchase 4,266,988 common shares were anti-dilutive and have been excluded from the weighted average share calculation.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  DECEMBER 31,                            DECEMBER 31,
                                                       ---------------------------------      ---------------------------------
                                                            2000              1999                2000                1999
                                                       --------------     --------------      --------------     --------------
NUMERATOR:
   Net income (loss) .............................     $        2,206     $       (2,899)     $        8,307     $        2,236
                                                       ==============     ==============      ==============     ==============

DENOMINATOR:
   Denominator for basic earnings per share - ....             14,989             17,200              16,356             17,179
     Weighted average shares
   Effect of dilutive securities:
     Employee stock options ......................                 76                 --                  97                658
                                                       --------------     --------------      --------------     --------------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares and
          assumed conversions.....................             15,065             17,200              16,453             17,837
                                                       ==============     ==============      ==============     ==============
NET INCOME (LOSS) PER COMMON SHARE:

     Basic .......................................     $         0.15     $        (0.17)     $         0.51     $         0.13
                                                       ==============     ==============      ==============     ==============

     Diluted .....................................     $         0.15     $        (0.17)     $         0.50     $         0.13
                                                       ==============     ==============      ==============     ==============

NOTE 4 - BUSINESS COMBINATIONS

    On May 3, 2000, the Company acquired certain assets and liabilities of B.A. Pargh Company, LLC, a wholesaler of office products and customer of PFSweb, for approximately $3.0 million, of which approximately $1.0 million is subject to adjustment for realization of assets at lower than book value acquired. In addition, as part of this acquisition, the Company paid off approximately $6.5 million in assumed debt. The acquisition was accounted for by the purchase method of accounting for business combinations and the related goodwill is being amortized over 20 years. The entire cost of the acquisition was funded through the Company's credit facility. This acquisition is not material to the financial position or results of operations of the Company.

    Effective October 1, 2000, the Company acquired the capital stock of Etertin y CIA, S.A. in Buenos Aires, Argentina, a wholesale distributor of computer supplies and accessories, for approximately $5.8 million, of which $1.0 million is subject to adjustment for realization of assets at lower than book value acquired. In addition, the Company assumed approximately $4.7 million in debt. The acquisition was accounted for by the purchase method of accounting for business combinations and the related goodwill is being amortized over 20 years. The entire cost

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of the acquisition was funded through the Company's credit facility. This acquisition is not material to the financial position or results of operations of the Company.

    On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc. a specialty wholesaler of copier and fax consumables, for an initial price of approximately $19.5 million. This transaction was accounted for by the purchase method of accounting and the related goodwill is being amortized over 20 years. The purchase agreement provides for an adjustment to the purchase price based on certain performance criteria for each of the twelve-month periods ended September 30, 2000 and 2001. The first performance period has been achieved, and the Company has increased the original purchase price and goodwill by approximately $1.6 million, which will be amortized over the remaining life of the asset.

NOTE 5 - DEBT

     In December 2000, the Company entered into an agreement with certain banks for a new revolving line of credit facility in the United States (the "Facility") that has a maximum borrowing availability of $120.0 million and expires on December 19, 2003. The Facility also includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. Availability under the Facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. The Facility replaces the Company's previous U.S. credit facility, which would have expired on January 1, 2001. The Facility accrues interest, at the Company's option, at the prime rate of the lead bank or a Eurodollar rate plus an adjustment ranging from 1.05% to 1.75% depending on the Company's financial performance. A facility fee of 0.20% to 0.375% is charged on the entire Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of net worth, and restrictions on certain activities, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. The Facility is secured by a pledge of 100% of the stock of the Company's U.S. subsidiaries and 65% of the stock of the Company's material foreign subsidiaries. Upon the occurrence of a default, the Facility will also be secured by the Company's other assets. This Facility is part of the Company's integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows the Company to optimize its cash flows.

     Additionally, in December 2000, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). This Australian Facility expires on January 1, 2002 and replaced the Company's previous Australian revolving line of credit facility, which would have expired on December 31, 2000. The Australian facility allows the Company to borrow Australian dollars up to a maximum of $15 million (Australian) or approximately $8.3 million (U.S.) at December 31, 2000. The Australian Facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 1.3% to 2.0% depending on the Company's financial performance. A facility fee of 0.20% to 0.375% is charged on the entire amount of the Australian facility.

     Also, in December 2000, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). This Canadian Facility expires on January 1, 2002 and replaced the Company's previous Canadian revolving line of credit facility, which would have expired on December 31, 2000. The Canadian Facility allows the Company to borrow Canadian or U.S. dollars up to a maximum of $5 million (Canadian) or approximately $3.3 million (U.S.) at December 31, 2000. For Canadian dollar borrowings, the Canadian Facility accrues interest at the bank's prime rate or the bank's cost of funds plus an adjustment ranging from 1.3% to 2.0% depending on the Company's financial performance. For U.S. dollar borrowings, the Canadian Facility accrues interest at the prime rate of the bank or a Eurodollar rate plus an adjustment ranging from 1.3% to 2.0% depending on the Company's financial performance. A facility fee of 0.20% to 0.375% is charged on the entire amount of the Canadian Facility.

     During August 1999, the Company's Canadian subsidiary entered into a separate agreement with a Canadian bank for a revolving term loan (the "Term Loan"). The Term Loan, which expires on August 31, 2001, allows the Company to borrow Canadian or U.S. dollars up to a maximum of $10.0 million (Canadian), or approximately $6.7 million (U.S.) at December 31, 2000. The Term Loan accrues interest at the Company's option at either the bank's prime rate plus 0.10% or the bank's U.S. dollar commercial loan rate plus 0.10%. A commitment fee of 0.25% is charged on the unused portion of the Term Loan.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     At December 31, 2000, the Company's consolidated unsecured revolving lines of credit, described above, provided for borrowings up to approximately $138.3 million (in US dollars). There were outstanding balances on the lines of credit totaling $56.4 million, leaving approximately $81.9 million available for additional borrowings.

     At December 31, 2000, the Company's current portion of long-term debt relates to liabilities assumed in connection with the acquisition of Etertin in Argentina, effective October 1, 2000. The Company is currently evaluating opportunities to obtain a separate financing arrangement in Argentina for this subsidiary and expects to either contract for a new facility in Argentina before the end of calendar year 2001 or to finance the working capital requirements of this subsidiary with availability under the Facility.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)


                                              NINE MONTHS ENDED
                                                 DECEMBER 31,
                                        -----------------------------
                                            2000             1999
                                        ------------     ------------
Cash paid during the period for:
     Interest .....................     $      3,725     $      3,035
     Income taxes .................     $      2,645     $      6,835

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's reportable segments are strategic business units that offer different products and services and they are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the Computer and Office Supplies segment, which is eliminated as part of the intersegment elimination. In addition, PFSweb and Computer and Office Supplies net revenues are presented as management evaluates the businesses under its modified IBM distributor agreements. No single customer accounted for more than 10% of the Company's net revenues for the three or nine-month periods ended December 31, 2000 and 1999. The following tables set forth information as to the Company's reportable segments (in thousands):


                                               COMPUTER       PROFESSIONAL
                                               AND OFFICE         TAPE                           INTERSEGMENT
                                               SUPPLIES         PRODUCTS          PFSWEB         ELIMINATIONS           TOTAL
                                             ------------     ------------     ------------      ------------      ------------
THREE MONTHS ENDED DECEMBER 31, 2000
Net revenues ...........................     $    278,560     $     19,763     $         --      $         --      $    298,323
Operating contribution .................            7,324              730               --                --             8,054

THREE MONTHS ENDED DECEMBER 31, 1999
Net revenues ...........................     $    253,363     $     22,908     $     10,868      $     (4,052)     $    283,087
Operating contribution .................            4,456            1,011           (5,497)               --               (30)

NINE MONTHS ENDED DECEMBER 31, 2000
Net revenues ...........................     $    798,075     $     61,854     $     13,370      $     (7,289)     $    866,010
Operating contribution .................           20,485            2,821             (505)               --            22,801

NINE MONTHS ENDED DECEMBER 31, 1999
Net revenues ...........................     $    679,271     $     69,922     $     20,342      $     (6,522)     $    763,013
Operating contribution .................           19,160            4,340           (6,123)               --            17,377

ASSETS
December 31, 2000 ......................     $    323,350     $     40,570     $         --      $         --      $    363,920
March 31, 2000 .........................          273,347           43,638           60,405              (104)          377,286


    The Company's Computer and Office Supplies segment includes certain expenses and assets that relate to the Professional Tape Products segment but are not allocated by management to this segment. These expenses relate primarily to the Company's (i) centralized management information and telephone systems, and (ii) executive, administrative and other corporate costs. Certain corporate assets are also not allocated to Professional Tape Products, and primarily relate to the Company's centralized management information and telephone systems and leasehold improvements on shared facilities.

    Reconciliation of segment operating contribution (loss) to consolidated income (loss) before taxes is as follows (in thousands):

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                        THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------   ------------------------------
                                                            2000              1999            2000              1999
                                                        ------------      -------------    -----------      ------------
Segment operating contribution (loss) ..............     $     8,054      $       (30)     $    22,801      $    17,377
Acquisition related costs(a) .......................              --               --               --             (619)
Transition and other unallocated costs(b) ..........          (2,844)          (1,875)          (5,031)          (9,475)
Reversal of loss on disposition of business ........              --               --               --            1,000
Interest expense ...................................          (1,625)          (1,452)          (3,769)          (3,222)
                                                         -----------      -----------      -----------      -----------
Consolidated income (loss) before income taxes .....     $     3,585      $    (3,357)     $    14,001      $     5,061
                                                         ===========      ===========      ===========      ===========


        (a) These charges relate to the Professional Tape Products segment.

        (b) Transition costs paid by the Company have not been allocated to the reportable segments. These costs relate to certain repositioning and separation activities associated with the spin-off of PFSweb and certain other charges as a result of these activities, and during the three and nine month periods ended December 31, 1999, to increase allowances for bad debts, legal and professional fees related to an unsolicited acquisition offer, and other operating charges.

NOTE 8 - NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS 133 requires gains or losses on these financial instruments to be recognized in other comprehensive income as a part of the cumulative translation adjustment. In June 1999, the FASB approved the issuance of SFAS 137 deferring the effective date of SFAS 133 for one year. Consequently, Daisytek is required to adopt SFAS 133 by April 1, 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. We presently utilize derivative financial instruments to hedge our net investments in some of our foreign operations and to hedge against interest rate increases. The Company is currently evaluating the provisions of SFAS 133 and its effect on the accounting treatment of these financial instruments.

    During 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for the Company's fourth quarter ended March 31, 2001. The Company believes the impact of adopting SAB No. 101 will not be significant to its financial statements.

NOTE 9 - STOCK OPTIONS

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

    During July 2000, the Company granted approximately 1.8 million stock options under terms of its stock option compensation plans. The purpose of this grant is to benefit and advance the interests of Daisytek by rewarding directors, officers and certain key employees for their contributions to Daisytek and thereby motivating them to continue to make such contributions in the future. The stock options, which were granted at market price, vest over a three-year period from the date of the grant and expire 10 years after the date of the grant.

     As of December 31, 2000, after giving effect to the issuance of the Daisytek Post-spin Options, combined with the additional options granted during the second quarter of fiscal 2000, there were approximately 5.5 million options outstanding with an overall weighted average exercise price of $7.33.

    The following table summarizes information about the Company's outstanding stock options as of December 31, 2000:


                                  RANGE OF                OPTIONS          WEIGHTED AVERAGE
                              EXERCISE PRICES           OUTSTANDING         EXERCISE PRICE
                              ---------------           -----------         --------------
                            $ 1.50  -   $ 3.00                288               $ 1.65
                            $ 5.00  -   $ 6.50          2,706,498               $ 6.16
                            $ 6.51  -   $ 8.00            862,336               $ 7.75
                            $ 8.01  -   $ 9.50          1,599,496               $ 8.08
                            $ 9.51  -   $11.00             96,024               $ 9.72
                            $11.01  -   $12.50             16,188               $11.57
                            $12.51  -   $14.00              2,998               $13.22
                            $14.01  -   $15.50            185,501               $14.31

     As of December 31, 2000, using the outstanding shares of 14.7 million and information from the previous table, the following table summarizes the Company's diluted weighted average shares at various price points:


                                                            DILUTED WEIGHTED
                                      AVERAGE                AVERAGE SHARES
                                    SHARE PRICE               OUTSTANDING
                                    -----------               -----------
                                      $ 7.00                    14,895,251
                                      $ 8.00                    15,106,287
                                      $ 9.00                    15,423,414
                                      $10.00                    15,687,181
                                      $11.00                    15,907,075
                                      $12.00                    16,090,697
                                      $13.00                    16,246,531
                                      $14.00                    16,380,212

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           NOTES TO UNAUDITED INTERIM
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - STOCK REPURCHASE

    On July 10, 2000, the Company's Board of Directors announced the authorization of the repurchase of up to 10% of the outstanding shares of its common stock, and on September 13, 2000, announced the authorization of the repurchase of up to an additional 10% of the outstanding shares of common stock. These repurchase programs occur periodically, through open market transactions, subject to prevailing market conditions and other considerations. Based upon the number of outstanding shares on the date of each authorization, the Company was authorized to repurchase up to approximately 3.35 million shares. As of December 31, 2000, the Company had repurchased approximately 2.99 million of its outstanding shares. In connection with this program, the Company sold a nine-month option, which expires in July 2001, for a premium of $50,000, whereby the holder can sell 100,000 shares to the Company for $4.94 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Interim Consolidated Financial Statements and related notes appearing elsewhere in this document.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

    This document contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts, but rather reflect our current expectations concerning future results and events. They include words such as "anticipate," "will," "expect," "estimate," "believe," "intend," "plan," "could," "may," "future," "target," and similar expressions and variations thereof. Forward-looking statements relating to such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding us or our industry. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to publicly update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

    Certain factors, including, but not limited to, general economic conditions, industry trends, the loss of key suppliers or customers, the loss or material decline in service levels of strategic product shipping and handling relationships, customer demand, product availability, competition (including pricing and availability), risks inherent in acquiring, integrating and operating new businesses, concentrations of credit risk, distribution efficiencies, capacity constraints, technological or information system difficulties, exchange rate and interest rate fluctuations, and the regulatory and trade environment (both domestic and foreign) could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. There may be additional risks that we do not currently view as material or that are not presently known.

OVERVIEW

    Daisytek is a leading wholesale distributor of computer, copier, fax and office supplies products, and professional audio and videotape products. Prior to the spin-off of PFSweb, Inc. ("PFSweb") on July 6, 2000, we were also a leading provider of transaction management services to both traditional and e-commerce companies. Daisytek's remaining operations are separated into two business segments: (1) Computer and Office Supplies; and (2) Professional Tape Products. These reportable segments are strategic business units that offer different products and services and are managed separately, based on fundamental differences in their operations. We sell our products and services in the United States, Canada, Australia, Mexico, Argentina, certain other parts of South America, the Pacific Rim and Europe.

    Our Computer and Office Supplies segment began operations in the United States in the 1980's and expanded internationally into Canada in 1989, Mexico in 1994, Australia/Asia in 1996 and Argentina in 2000. This segment distributes over 10,000 nationally known, name-brand computer supplies products to over 30,000 customers. These products are manufactured by over 150 original equipment manufacturers, including Hewlett-Packard, Canon, Sharp, Lexmark, IBM, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell. We believe we are one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. The B.A. Pargh acquisition in May 2000 has since added to our Computer and Office Supply segment more than 7,000 additional office products and supplies, which are shipped to over 20,000 customer locations.

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

BUSINESS STRATEGY

    Daisytek's focus is as a low cost distributor in the growing computer and office supplies industry and a provider of value-added supply chain and marketing services in the United States and international markets. We base our continued growth on the following strategies:

    1) Expansion of our existing product offering to include a full line of office products;

    2) Growth of our customer base by investing in the development of emerging customer channels, particularly in electronic commerce;

    3) Development of client services related to our competencies in customer care and demand generation through our new subsidiary, Virtual Demand;

    4) Expansion of our product and service offerings into new international markets; and

    5) Pursuit of acquisitions, where appropriate, to support both operating and financial strategies.

    Our Computer and Office Supplies segment traditionally specialized in computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products. This segment now includes a full line of traditional office products.

    We believe that the demand for computer supplies remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products we distribute. Continuing automation of the workplace and the tremendous growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. We offer these products to our domestic customers using value-added services such as next-business-day delivery, late order cutoff times, order confirmation, product drop-shipping, and customized product catalogs. We plan to expand sales to existing customers including those in the contract stationer, VAR, computer and office-product dealer, and superstore channels, as well as develop newer customer channels.

    We began our expansion of products to include a full line of office products through the acquisition of B.A. Pargh, which was completed in May 2000. This acquisition has added over 7,000 products to our existing product lines. In addition, it has brought new customers that previously had not purchased from us. The consolidation in the office products industry has required dealers to focus on gaining efficiencies in their business. As a result, there is an emerging segment of office product dealers, particularly large contract stationers and specialized buying groups, who are aggressively seeking a lower cost alternative to the traditional higher cost office products national wholesale model. Our low cost distribution model will allow us to service these customers. Currently, our primary markets are in the Central and Eastern United States and in Puerto Rico; however, we intend to roll-out in phases a national marketing and distribution model over the next twelve to eighteen months.

    We are also focusing on new customer channels such as mass merchants, grocery and convenience stores, direct mail marketers and internet business sites. We have dedicated an internal team to leverage our experience in e-commerce, telemarketing and computer and office supplies to assist these customers in including our growing line of products into their own offerings. We intend to use our suite of electronic services, our lower cost distribution model, our expanding offering of products, along with our experience in selling computer and office consumables to aggressively market to these new and emerging channels.

    Daisytek has been testing and recently began implementing new service programs with various suppliers and business partners. These programs build on Daisytek's core competencies in customer service and proactive demand generation. In these programs, Daisytek takes over, on behalf of the supplier, the management of customer relationships in defined parts of the supplier's or partner's existing business, or possibly in new business areas. Services provided fall under categories including database management, proactive outbound telemarketing, high level customer support and proactive e-marketing. These services are provided by a newly established, wholly-owned subsidiary of Daisytek, under the name Virtual Demand, which charges fees on a transaction basis to our clients. A sales team has been dedicated to this subsidiary and is currently marketing these service programs to a variety of companies. During the quarter ended December 31, 2000, two new client programs were established, which began to generate fee income for services provided.

    We continue to research new markets to expand our international computer supplies business. Many international markets have higher growth opportunities, for consumable computer supplies in particular, than the United States. Presently, we operate sales and distribution centers in Canada, Mexico, Australia and Argentina and export products into Latin America, the Pacific Rim and throughout much of the rest of the world. Our computer and office supplies experience and broad product range place us in a favorable competitive position in emerging international markets. During the quarter ended December 31, 2000, we opened additional offices and facilities in Perth, Australia, and Mexico City and Monterrey, Mexico.

    We plan to enhance growth by seeking strategic acquisition opportunities in our computer and office supplies business, or by adding selected product lines and customers that can capitalize on Daisytek's expertise in distribution and call-center management, or that may add technology and service offerings to our business. In this regard, on October 1, 1999, we acquired certain assets and liabilities of Arlington Industries, Inc., a domestic based specialty wholesaler primarily focused on copier and fax consumable supplies. On May 3, 2000, we acquired certain assets and liabilities of B.A. Pargh Company LLC, discussed previously. Additionally, effective October 1, 2000, we acquired the capital stock of Etertin y CIA, S.A. in Buenos Aires, Argentina, a wholesale distributor of computer supplies and accessories.

Daisytek Stand Alone (Excluding PFSweb, Inc.)

    The following is an unaudited adjusted historical financial presentation of the Daisytek business units, excluding PFSweb, for the three and nine month periods ended December 31, 2000 and 1999. This information is supplemental and is not intended to be presented in accordance with generally accepted accounting principles. The presentation takes into account certain one-time costs of reorganization activities as a result of the separation of Daisytek and PFSweb of approximately $2.8 million and $5.0 million, respectively, for the three and nine month periods ended December 31, 2000, which management believes are incremental to normal operations. For the three and nine month periods ended December 31, 1999, the presentation excludes incremental costs of $1.9 million and $9.5 million, respectively, which included these reorganization and separation activities, increases in allowances for bad debts, and other charges. This presentation also includes the estimated impact of the transaction management services agreement between Daisytek and PFSweb for all periods presented. The presentation excludes acquisition related costs, reversal of loss on disposition of business and minority interest.

    We based the following data on available information and certain assumptions. We believe that such assumptions provide a reasonable basis for presenting our results, excluding PFSweb and adjusting for the transactions described above. This financial information does not reflect what our results of operations may be in the future.

Adjusted Statements of Income Data:


                                                        THREE MONTHS ENDED DECEMBER 31,    NINE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------    ------------------------------
                                                             2000             1999            2000              1999
                                                        -------------     -------------    ------------     -------------
                                                            (IN THOUSANDS, EXCEPT            (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)                  PER SHARE DATA)
                                                                  (UNAUDITED)                      (UNAUDITED)
Net revenues .......................................     $    298,323     $    276,271     $    859,929     $    749,193
Cost of revenues ...................................          266,782          248,947          767,496          667,480
                                                         ------------     ------------     ------------     ------------
  Gross profit .....................................           31,541           27,324           92,433           81,713
Selling, general and administrative expenses .......           23,487           22,847           69,083           62,326
                                                         ------------     ------------     ------------     ------------
  Income from operations ...........................            8,054            4,477           23,350           19,387
Interest expense, net ..............................            1,625            1,316            4,084            2,839
                                                         ------------     ------------     ------------     ------------
  Income before income taxes .......................            6,429            3,161           19,266           16,548
Provision for income taxes .........................            2,475            1,228            7,372            6,453
                                                         ------------     ------------     ------------     ------------
Net income .........................................     $      3,954     $      1,933     $     11,894     $     10,095
                                                         ============     ============     ============     ============

NET INCOME PER COMMON SHARE:
  Basic ............................................     $       0.26     $       0.11     $       0.73     $       0.59
                                                         ============     ============     ============     ============

  Diluted ..........................................     $       0.26     $       0.11     $       0.72     $       0.57
                                                         ============     ============     ============     ============

Weighted average common and common share equivalents
  outstanding:
  Basic ............................................           14,989           17,200           16,356           17,179
  Diluted ..........................................           15,065           17,200           16,453           17,837

The following data reflects historical balance sheet information as of December 31, 2000. The balance sheet information as of March 31, 2000, is adjusted to exclude PFSweb, which was spun-off in July 2000.

Adjusted Balance Sheet Data:


                                             AS OF            AS OF
                                         DECEMBER 31,       MARCH 31,
                                             2000             2000
                                         ------------     ------------
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

Working capital, excluding debt ....     $    164,240     $    168,067
Total assets .......................          363,920          316,985
Total debt .........................           59,858           42,144
Shareholders' equity ...............          161,724          172,549

CONSOLIDATED RESULTS OF OPERATIONS

    The following table sets forth consolidated results of operations and other financial data from Daisytek's unaudited interim consolidated statements of income, including our 80.1% ownership of PFSweb, Inc. during the periods prior to the spin-off of PFSweb.


                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                 DECEMBER 31,                   DECEMBER 31,
                                                                           -------------------------      -------------------------
                                                                             2000           1999             2000            1999
                                                                           ----------     ----------      ----------     ----------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                  (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net revenues .........................................................     $  298,323     $  283,087      $  866,010     $  763,013
Cost of revenues .....................................................        266,782        258,491         771,992        685,224
                                                                           ----------     ----------      ----------     ----------
Gross profit .........................................................         31,541         24,596          94,018         77,789
Selling, general and administrative expenses .........................         26,331         26,501          76,248         69,887
Acquisition related costs ............................................             --             --              --            619
Reversal of loss on disposition of business ..........................             --             --              --         (1,000)
                                                                           ----------     ----------      ----------     ----------
Income (loss) from operations ........................................          5,210         (1,905)         17,770          8,283
Interest expense, net ................................................          1,625          1,452           3,769          3,222
                                                                           ----------     ----------      ----------     ----------
Income (loss) before income taxes ....................................          3,585         (3,357)         14,001          5,061
Provision for income taxes ...........................................          1,379             30           5,741          3,313
                                                                           ----------     ----------      ----------     ----------
Income (loss) before minority interest ...............................          2,206         (3,387)          8,260          1,748
Minority interest ....................................................             --            488              47            488
                                                                           ----------     ----------      ----------     ----------
Net income (loss) ....................................................     $    2,206     $   (2,899)     $    8,307     $    2,236
                                                                           ==========     ==========      ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE:

  Basic ..............................................................     $     0.15     $    (0.17)     $     0.51     $     0.13
                                                                           ==========     ==========      ==========     ==========

  Diluted ............................................................     $     0.15     $    (0.17)     $     0.50     $     0.13
                                                                           ==========     ==========      ==========     ==========

  Weighted average common and common share equivalents outstanding:
     Basic ...........................................................         14,989         17,200          16,356         17,179
     Diluted .........................................................         15,065         17,200          16,453         17,837

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 2000 AND 1999.

    The following discussion relates to Daisytek, and includes the results of its former subsidiary, PFSweb for the first three months of fiscal year 2001 and for the entire nine months in fiscal year 2000. Since PFSweb was spun off from Daisytek on July 6, 2000, financial results for the three-month period ended December 31, 2000, and for the six months from July 1, 2000 through December 31, 2000, which are included in the nine months ended December 31, 2000, do not include the financial results of PFSweb. These are historical consolidated results, including costs associated with separation activities, and may not be representative of our results subsequent to both the spin-off of PFSweb and the completion of all related separation activities.

     Net Revenues. Net revenues for the three months ended December 31, 2000 were $298.3 million as compared to $283.1 million for the three months ended December 31, 1999, an increase of $15.2 million, or 5.4%. Excluding PFSweb revenues, which are included in the December 31, 1999 quarterly results, but not included in the December 31, 2000 quarterly results, net revenues increased by 8.0%. Net revenues for the nine months ended December 31, 2000 were $866.0 million as compared to $763.0 million for the nine months ended December 31, 1999, an increase of $103.0 million, or 13.5%. Excluding PFSweb revenues, which are included in the nine months ended December 31, 1999, but are included only through the spin-off date for the nine months ended December 31, 2000, net revenues increased by 14.8%. The Computer and Office Supplies business segment includes our domestic and international computer and office supplies operations and IBM product sales. The net revenue increase in the Computer and Office Supplies business compared to the prior year is primarily attributable to the Arlington and B.A. Pargh acquisitions (which were not a part of the Daisytek business last year), growth in the international computer supplies business, and growth in IBM product sales. Over the last two years, the growth in sales for the domestic computer supplies business has slowed from previously reported levels. We believe this reduction is due, in large part, to slower industry growth and large channel shifts, and is also due to the fact that over the past year, we have specifically focused on certain margin initiatives that have improved profitability but reduced revenue opportunities. Additionally, as part of our ongoing focus on improving our balance sheet position, particularly the aging of accounts receivable, we have taken positions with certain customers, including placing them on credit hold, which has also affected revenue growth but favorably impacted overall financial performance.

     Net revenues in the international computer supplies operations increased by 24.2% (in U.S. dollars) in the quarter ended December 31, 2000 compared to the same prior year period. Excluding revenues from the acquisition of Etertin in Argentina, growth in this division was 13.8% (in US dollars) for the period. This result reflects a deterioration in both the Australian and Canadian dollars relative to the U.S. dollar during this period, compared to last year. Using local currencies and excluding the acquisition of Etertin, our international computer supplies operations increased approximately 25.5% this quarter compared to the same quarter in the prior year. The international division experienced growth in all regions but Latin America (due to a change in certain tariff restrictions, which has impacted the local market) and Singapore (whose operations were moved to our Asia Pacific headquarters in Australia during April
2000). We experienced particularly strong growth rates this quarter in Mexico and Australia.

     Net revenues related to our IBM product sales increased by approximately 31.0% in the quarter ended December 31, 2000, compared to the same prior year period due to higher sales volumes under both our North American and European distributor agreements.

     Professional Tape Products net revenue decreased 13.7% for the three months ended December 31, 2000 compared to the same prior year period primarily due to prior quarters' price degradation in certain product lines throughout fiscal year 2000. Although we have not experienced any additional price reduction during the past quarter, we may continue to experience price degradation in our Professional Tape Products segment in the future, which might have a negative impact on future growth rates. During the quarter ended December 31, 2000, the Company began to implement a restructuring plan in this business unit, which included the closing of certain warehouse facilities, the termination of certain employees and the repositioning of inventory. We expect to complete this restructuring during the quarter ending March 31, 2001. We continually evaluate the business plans and future operating prospects within this business unit as part of our objective to improve profitability and growth opportunities in this segment.

    Gross Profit. Gross profit as a percent of net revenues was 10.6% for the three months ended December 31, 2000 as compared to 8.7% for the three months ended December 31, 1999. Our gross profit percentage for the quarter ended December 31, 1999 was negatively impacted by certain incremental charges of $1.0 million. Excluding the incremental charges, our gross profit percentage for the quarter ended December 31, 1999 was 9.0%. Gross profit as a percent of net revenues was 10.9% for the nine months ended December 31, 2000 as compared to 10.2% for the nine months ended December 31, 1999. Excluding charges for the nine-month period last year of $4.2 million, gross profit as a percentage of sales was 10.7%. The increase in gross profit percentage, on a basis adjusted for these incremental charges, was the result of several different factors. In the US and international business divisions, the prior year gross profit amounts for the quarter ended December 31, 1999 reflect the beginning of our intense focus on improving the key balance sheet areas of inventory and accounts receivable. In order to make improvements in this area, we avoided certain vendor incentive programs, which negatively impacted our gross margins during the three months ended December 31, 1999, that for comparative purposes had been previously reflected in our results. Since then, we have elected not to participate in certain of these programs, which are not considered to be in our long-term best interests. This is part of our focus on improving inventory levels to strengthen our balance sheet position and improve our overall return on invested capital. However, the impact to our gross profit percentage in quarters subsequent to December 31, 1999 has not been as significant. This increase in gross profit percentage was partially offset by a decline due to the relatively higher revenue growth in IBM product sales, which are typically at lower margins. Also, negatively impacting our gross profit percentage was the reduction in our Professional Tape Products revenue and PFSweb revenue (resulting from the spin-off), which typically carry higher margin percentages than the remainder of our business.

     We believe that ongoing competitive pressures in the Computer and Office Supplies operations, potential further price degradation in the Professional Tape Products business, and continuing sales increases in our IBM products may continue to impact gross margins during the next year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2000 were $26.3 million, or 8.8% of net revenues, as compared to $26.5 million, or 9.4% of net revenues, for the three months ended December 31, 1999. SG&A expenses for the nine months ended December 31, 2000 were $76.2 million, or 8.8% of net revenues, as compared to $69.9 million, or 9.2% of net revenues, for the nine months ended December 31, 1999, excluding acquisition related costs and the reversal of loss on disposition of business in 1999. Our SG&A expenses for the three and nine month periods ended December 31, 2000 were negatively impacted by certain non-recurring separation costs of $2.8 million and $5.0 million, respectively, which are one-time charges primarily related to the spin-off of PFSweb. Our SG&A expenses for both the three and nine month periods ended December 31, 1999 were negatively impacted by incremental charges of $0.9 million and $5.3 million, respectively, primarily related to certain repositioning and separation activities associated with the PFSweb planned initial public offering, certain other charges as a result of these activities, and to increase allowances for bad debts related primarily to issues in our Latin American accounts receivable.

     Excluding these incremental charges for all periods, our SG&A percentages would be 7.9% and 9.1%, respectively, for the three months ended December 31, 2000 and 1999, and 8.2% and 8.5%, respectively, for the nine months ended December 31, 2000 and 1999. Excluding PFSweb SG&A expenses included in the prior year results, the increase in overall expenses for both the three and nine month periods ending December 31, 2000 is due to the acquisitions of Arlington in October 1999, B.A. Pargh in May 2000, and Etertin effective October 2000. The decline in SG&A as a percentage of net revenues is primarily attributable to the significant investments in resources and technology to implement new contracts and further develop infrastructure for PFSweb during the prior fiscal year. This impact was partially offset by a reduction in net revenues to certain large customers, which typically have lower SG&A expense ratios. However, we experienced a corresponding favorable impact on the increase in IBM product sales, which typically have lower SG&A expense ratios.

     Acquisition Related Costs. In June 1998, we completed the acquisition of the Tape Company through a stock-for-stock merger, which was accounted for as a pooling of interest in the accompanying Unaudited Interim Consolidated Financial Statements and notes thereto. In connection with the transition, integration and merger activities associated with our Professional Tape Products segment, we recorded costs of $0.6 million for the nine-month period ending December 31, 1999.

     Loss on Disposition of Business. In fiscal 1999, we recorded a charge of $2.8 million related to the disposition of our professional tape hardware business. In the quarter ended September 30, 1999, we reversed $1.0 million of this charge as we were able to avoid some of the costs associated with this disposition.

     Interest Expense. Interest expense for the three months ended December 31, 2000 was $1.6 million as compared to $1.5 million for the three months ended December 31, 1999. Interest expense for the nine months ended December 31, 2000 was $3.8 million as compared to $3.2 million for the nine months ended December 31, 1999. Interest expense increased over last year, for both the three and nine-month periods, due to interest rate increases experienced over the last twelve months, the acquisitions of Arlington, B.A. Pargh and Etertin, and activity under our share repurchase program. These impacts were partially offset by proceeds received from the PFSweb initial public offering in December 1999. The weighted average interest rate was 8.2% and 6.3% during the nine months ended December 31, 2000 and 1999, respectively.

     Income Taxes. Our effective tax rate was 38.5% and approximately zero for the three months ended December 31, 2000 and 1999, respectively. The effective tax rate for the nine months ended December 31, 2000 and 1999 was 41.0% and 65.5%, respectively. The effective tax rate is negatively impacted for the three and nine-month periods ending December 31, 1999, as well as the first quarter of fiscal 2001, due to losses generated by PFSweb for which no income tax benefit was recorded. Due to PFSweb's limited operating history in Europe, it was uncertain whether it was "more likely than not" that we would be able to utilize the cumulative tax losses and therefore no tax benefit was recorded related to these losses. Additionally, although PFSweb is included in our consolidated U.S. tax return through the date of spin-off, for the period between the IPO and the spin-off, any loss generated by PFSweb, in excess of established limits, may not be utilized at a consolidated level. Accordingly, no benefit was recorded related to PFSweb's U.S. operating loss subsequent to their initial public offering in December 1999. For future periods, we expect our effective tax rate to approximate the December 2000 quarter effective rate of 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our anticipated cash requirements, including the anticipated cash requirements of our capital expenditures and acquisition activity, if any, with internally generated funds and other various external sources of funds that may be available to us. The external sources of funds include our credit agreements and amendments thereto and may include the future issuance of debt, equity or other securities. However, we cannot assure you that we will be able to access capital markets in the future on terms that will be satisfactory to us. We believe that such internally and externally generated funds will provide us with adequate liquidity and capital necessary for the next twelve months.

     Over the past year, our primary source of cash has been from operating activities. Net cash provided by operating activities was $21.6 million for the nine months ended December 31, 2000 compared to net cash provided by operating activities of $6.8 million for the nine months ended December 31, 1999. Working capital, excluding the current portion of long-term debt, decreased to $164.2 million at December 31, 2000 from $196.3 million at March 31, 2000. In December 2000, we entered into an agreement with certain banks for a new credit facility, which expires in December 2003 and replaces the previous credit facility, which would have expired on January 1, 2001, resulting in a reclassification of the outstanding amounts from current liabilities to long-term liabilities. The reduction in working capital was primarily attributable to the spin-off of PFSweb on July 6, 2000, which resulted in a reduction in net current assets, including cash. In addition, our working capital position was impacted during the period by (1) acquisitions of both the B.A. Pargh and Etertin businesses,
(2) an increase in inventory primarily related to the IBM products, which was offset by accounts payable associated with this inventory, and (3) a reduction in accounts receivable due to improved collection efforts in certain business units during this fiscal year.

     Our principal use of funds for investing activities was $22.1 million in cash related to the disposition of our investment in PFSweb in connection with the spin-off on July 6, 2000. Additionally, we have used funds for capital expenditures of $5.3 million and $12.1 million for the nine months ended December 31, 2000 and 1999, respectively, of which approximately $1.4 million and $10.8 million, respectively, reflects capital expenditures by PFSweb during these periods. In addition, we used funds for the acquisition of businesses of $10.2 million and $20.4 million for the nine months ended December 31, 2000 and 1999, respectively. The capital expenditures consisted primarily of additions to upgrade our management information systems, costs associated with new facilities, and historically have also included costs related to the expansion of PFSweb distribution facilities, both domestic and foreign. We anticipate that our total investment in upgrades and additions to facilities for fiscal 2001, excluding the $1.4 million relating to PFSweb during the first quarter, will be approximately $5 million to $7 million. The Company's former PFSweb subsidiary had a long-term contractual agreement with one of its clients pursuant to which PFSweb financed certain of the client's inventory. During fiscal 2000, this client indicated to PFSweb that they would not have PFSweb finance this inventory in the future. This financing agreement provided net cash flows of $1.7 million and $3.4 million for the nine months ended December 31, 2000 and 1999, respectively. Effective with the spin-off of PFSweb on July 6, 2000, Daisytek no longer has this PFSweb client inventory in its financial results.

     Net cash used in financing activities was $11.4 million for the nine months ended December 31, 2000 compared to net cash provided by financing activities of $54.7 million for the nine months ended December 31, 1999. In conjunction with the acquisition of B.A. Pargh during May 2000, certain acquired debt of approximately $6.5 million was paid in full. In addition, we acquired debt of approximately $4.7 million in connection with the Etertin acquisition, of which approximately $1.2 was paid down during the quarter ended December 31, 2000. This impact was partially offset by proceeds received from the exercise of stock options and proceeds received on the issuance of stock under an employee stock purchase program. Cash provided by financing activities for the nine months ended December 31, 1999, was primarily attributable to proceeds received from the PFSweb initial public offering. The entire cost of the B.A. Pargh and Etertin acquisitions was funded through our availability under our credit facility and cash provided by operating activities. Additionally, during the second quarter of fiscal year 2001, our Board of Directors initially authorized a share buyback program of up to 10% of the outstanding shares of common stock. That program was completed in September 2000 and, at that time, the Board of Directors authorized an additional 10% repurchase program. As of December 31, 2000 we had acquired approximately 2.99 million shares at a total cost of $18.8 million. In connection with this program, we sold a nine-month option, which expires in July 2001, for a premium of $50,000, whereby the holder can sell 100,000 shares to us for $4.94 per share. The combination of these factors has resulted in a net use of funds for financing activities during this period.

     At March 31, 2000, our cash balance was primarily related to remaining proceeds from the PFSweb initial public offering, which were intended to be used for PFSweb's anticipated capital expenditures and future PFSweb working capital needs. In connection with the spin-off, this cash balance was retained by PFSweb.

     In December 2000, we entered into an agreement with certain banks for a new revolving line of credit facility in the United States (the "Facility") that has a maximum borrowing availability of $120.0 million and expires on December 19, 2003. The Facility also includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. Availability under the Facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. The Facility replaces our previous U.S. credit facility, which would have expired on January 1, 2001. The Facility accrues interest, at our option, at the prime rate of the lead bank or a Eurodollar rate plus an adjustment ranging from 1.05% to 1.75% depending on our financial performance. A facility fee of 0.20% to 0.375% is charged on the entire Facility. The Facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of net worth, and restrictions on certain activities, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. This Facility is secured by a pledge of 100% of the stock of our U.S. subsidiaries and 65% of the stock of our material foreign subsidiaries. Upon the occurrence of a default, the Facility will also be secured by our other assets. This Facility is part of our integrated cash management system in which accounts receivable collections are used to pay down the Facility and disbursements are paid from the Facility. This system allows us to optimize our cash flows.

     Additionally, in December 2000, our Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility (the "Australian Facility"). This Australian Facility expires on January 1, 2002 and replaced our previous Australian revolving line of credit facility, which would have expired on December 31, 2000. The Australian facility allows us to borrow Australian dollars up to a maximum of $15 million (Australian) or approximately $8.3 million (U.S.) at December 31, 2000. The Australian Facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 1.3% to 2.0% depending on our financial performance. A facility fee of 0.20% to 0.375% is charged on the entire amount of the Australian facility.

     Also, in December 2000, our Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility (the "Canadian Facility"). This Canadian Facility expires on January 1, 2002 and replaced our previous Canadian revolving line of credit facility, which would have expired on December 31, 2000. The Canadian Facility allows the Company to borrow Canadian or U.S. dollars up to a maximum of $5 million (Canadian) or approximately $3.3 million (U.S.) at December 31, 2000. For Canadian dollar borrowings, the Canadian Facility accrues interest at the bank's prime rate or the bank's cost of funds plus an adjustment ranging from 1.3% to 2.0% depending on our financial performance. For U.S. dollar borrowings, the Canadian Facility accrues interest at the prime rate of the bank or a Eurodollar rate plus an adjustment ranging from 1.3% to 2.0% depending on our financial performance. A facility fee of 0.20% to 0.375% is charged on the entire amount of the Canadian Facility.

     During August 1999, our Canadian subsidiary entered into a separate agreement with a Canadian bank for a revolving term loan (the "Term Loan"). The Term Loan, which expires on August 31, 2001, allows us to borrow Canadian or U.S. dollars up to a maximum of $10.0 million (Canadian), or approximately $6.7 million (U.S.) at December 31, 2000. The Term Loan accrues interest at our option at either the bank's prime rate plus 0.10% or the bank's U.S. dollar commercial loan rate plus 0.10%. A commitment fee of 0.25% is charged on the unused portion of the Term Loan.

     At December 31, 2000, our consolidated unsecured revolving lines of credit, described above, provided for borrowings up to approximately $138.3 million (in US dollars). There were outstanding balances on the lines of credit totaling $56.4 million, leaving approximately $81.9 million available for additional borrowings.

     At December 31, 2000, our current portion of long-term debt relates to bank debt assumed in connection with the acquisition of Etertin in Argentina, effective October 1, 2000. We are currently evaluating opportunities to obtain a separate financing arrangement in Argentina for this subsidiary and expect to either contract for a new facility in Argentina before the end of calendar year 2001 or to finance the working capital requirements of this subsidiary with availability under the Facility.

    We believe that international markets represent further opportunities for growth. We attempt to protect ourselves from foreign currency fluctuations by denominating substantially all our non-Canadian and non-Australian international sales in U.S. dollars. In addition, we have entered into various forward Canadian and Australian currency exchange contracts in order to hedge our net investments in, and our intercompany payables applicable to, our Canadian and Australian subsidiaries. We have the following forward currency exchange contracts outstanding as of December 31, 2000:


                                         US$ CONTRACT
                 CURRENCY TYPE              AMOUNT              CONTRACT TYPE           EXPIRATION
              -------------------   ---------------------  -----------------------    --------------
              Canadian Dollars          $2.7 million       Sell Canadian Dollars        January 2001
              Canadian Dollars          $1.3 million       Sell Canadian Dollars         April 2001
              Canadian Dollars          $8.4 million       Sell Canadian Dollars          May 2001
              Australian Dollars        $2.1 million       Sell Australian Dollars      January 2001
              Australian Dollars        $2.1 million       Sell Australian Dollars      January 2001
              Australian Dollars        $6.3 million       Sell Australian Dollars       April 2001
              Australian Dollars        $2.6 million       Sell Australian Dollars        May 2001

     As of December 31, 2000, we had incurred net unrealized losses of approximately $0.7 million on these outstanding Canadian and Australian forward exchange contracts, which are included as a component of shareholders' equity. We may consider entering into other forward exchange contracts in order to hedge our net investment in our Canadian, Australian, Mexican and Argentinean subsidiaries, although no assurance can be given that we will be able to do so on acceptable terms.

     In the future, we may attempt to acquire other businesses to expand our existing computer and office supplies businesses in the U.S. or internationally, expand our product lines (similar to our entry into the office supplies business) and expand our services or capabilities in connection with our efforts to grow our business. We currently have no binding agreements to acquire any material businesses. Should we be successful in acquiring other businesses, we may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, we can give no assurance with respect to whether we will be successful in identifying such a business to acquire, whether we will be able to obtain financing to complete such an acquisition, or whether we will be successful in operating the acquired business.

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

Memphis Facility

     The majority of our U.S. Computer and Office Supplies inventory and distribution activity is located in a centralized warehouse and distribution facility operated by PFSweb in Memphis, Tennessee. Although we have established certain disaster recovery procedures, which include other warehouse and distribution locations operated by Daisytek in the U.S., there can be no assurance that the loss or material diminution in performance of this Memphis facility for any extended period of time would not have a material effect on our business.

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

     As of December 31, 2000, after giving effect to the issuance of the Daisytek Post-spin Options described above, combined with the additional options granted during the second quarter of fiscal 2000 discussed in Note 9 of the Unaudited Interim Consolidated Financial Statements, there were approximately
5.5 million options outstanding with an overall weighted average exercise price of $7.33.

    The following table summarizes information about the Company's outstanding stock options as of December 31, 2000:


                                  RANGE OF                OPTIONS          WEIGHTED AVERAGE
                              EXERCISE PRICES           OUTSTANDING         EXERCISE PRICE
                              ---------------           -----------         --------------

                            $ 1.50  -   $ 3.00                288               $ 1.65
                            $ 5.00  -   $ 6.50          2,706,498               $ 6.16
                            $ 6.51  -   $ 8.00            862,336               $ 7.75
                            $ 8.01  -   $ 9.50          1,599,496               $ 8.08
                            $ 9.51  -   $11.00             96,024               $ 9.72
                            $11.01  -   $12.50             16,188               $11.57
                            $12.51  -   $14.00              2,998               $13.22
                            $14.01  -   $15.50            185,501               $14.31

     As of December 31, 2000, using the outstanding shares of 14.7 million and information from the previous table, the following table summarizes the Company's diluted weighted average shares at various price points:


                                                            DILUTED WEIGHTED
                                      AVERAGE                AVERAGE SHARES
                                    SHARE PRICE               OUTSTANDING
                                    -----------             ----------------
                                      $ 7.00                    14,895,251
                                      $ 8.00                    15,106,287
                                      $ 9.00                    15,423,414
                                      $10.00                    15,687,181
                                      $11.00                    15,907,075
                                      $12.00                    16,090,697
                                      $13.00                    16,246,531
                                      $14.00                    16,380,212

Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS 133 requires gains or losses on these financial instruments to be recognized in other comprehensive income as a part of the cumulative translation adjustment. In June 1999, the FASB approved the issuance of SFAS 137 deferring the effective date of SFAS 133 for one year. Consequently, Daisytek is required to adopt SFAS 133 by April 1, 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. We presently utilize derivative financial instruments to hedge our net investments in some of our foreign operations and to hedge against interest rate increases. The Company is currently evaluating the provisions of SFAS 133 and its effect on the accounting treatment of these financial instruments.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for our fourth quarter ending March 31, 2001. We believe the impact of adopting SAB 101 will not be significant to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Daisytek is exposed to various market risks including interest rates on its debt and foreign exchange rates. In the normal course of business the Company employs established policies and procedures to manage these risks.

INTEREST RATE RISK

    Our interest rate risk is limited to our outstanding balances on our revolving lines of credit, which amounted to $59.9 million at December 31, 2000. To mitigate this risk, we converted $25.0 million of our outstanding balance from variable interest to a fixed rate of 5.93% for the three-year life of our new $120.0 million U.S. credit facility. A 50 basis point movement in interest rates would result in approximately $175,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at December 31, 2000.

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

    Our current foreign currency exchange rate risk is primarily limited to Mexican Pesos, Argentinean Pesos, Canadian Dollars, Australian Dollars and the Euro. Other international sales and purchases are generally U.S. Dollar based. At December 31, 2000 we had seven outstanding foreign currency forward contracts. If the foreign exchange rates of the Canadian and Australian currencies fluctuate 10% from the December 31, 2000 rates, gains or losses in fair value on the three outstanding contracts would be approximately $4.0 million, which would offset an underlying opposite gain or loss in our net position with our hedged international businesses.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

ITEM 6.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Exhibits.

         10.1(*) Credit Facility dated December 14, 2000 from Bank One Canada, as Lender, to Daisytek Canada, as Borrower, and Daisytek, Inc. and Daisytek International Corporation, as Guarantors

         10.2(*) Guaranty by Daisytek, Inc. and Daisytek International Corporation for the benefit of Bank One, NA under the Credit Facility dated December 14, 2000

         10.3(*) Demand Note Agreement dated December 14, 2000, from Daisytek Canada, as Borrower, for the benefit of Bank One Canada.

         10.4(*) Credit Agreement dated December 18, 2000 among Daisytek, Incorporated, as Borrower, Daisytek International Corporation, as Guarantor, with the banks listed therein as Lenders, Bank One, N.A., as an LC Issuer and Bank One, Texas, N.A., as Administrative Agent

         10.5(*) Parent Guaranty dated December 18, 2000 by Daisytek International Corporation for the benefit of the Lenders and the LC Issuer under the Credit Agreement

         10.6(*) Subsidiary Guaranty dated December 18, 2000 by Certain Subsidiaries of Daisytek International Corporation for the benefit of the Lenders and the LC Issuer under the Credit Agreement

         10.7(*) Pledge and Security Agreement dated December 18, 2000 between Daisytek, Incorporated and Steadi-Systems, Ltd., as Co-Pledgors and Bank One, Texas, NA, as Administrative Agent for the LC Issuer and the Lenders under the Credit Agreement

         10.8(*) Security Agreement dated December 18, 2000 by and among Daisytek, Incorporated and its domestic subsidiaries a party thereto and Bank One, Texas, NA

         10.9(*) Credit Agreement dated December 18, 2000 between Daisytek Australia Pty Ltd., as Borrower, and Bank One, NA, as Lender

----------

(*) Filed herewith

b)    Reports on Form 8-K:

            1. On November 21, 2000, the Company filed a current report on Form 8-K to report, under Item 5, the resignations of Mark C. Layton, James F. Reilly and Timothy M. Murray as members of the Company's board of directors. In addition, the Company also reported the appointment of Nicholas A. Giordano to its board of directors.

            2. On December 22, 2000, the Company filed a current report on Form 8-K to report, under Item 4, the dismissal of Arthur Andersen LLP as the Company's independent public accountants and the engagement of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001.

            3. On December 27, 2000, the Company filed a current report on Form 8-K to report, under Item 5, a new credit facility entered into by its wholly-owned subsidiary, Daisytek, Incorporated.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 14, 2001




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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTI0N
------   -----------
10.1(*)  Credit Facility dated December 14, 2000 from Bank One Canada, as
         Lender, to Daisytek Canada, as Borrower, and Daisytek, Inc. and
         Daisytek International Corporation, as Guarantors

10.2(*) Guaranty by Daisytek, Inc. and Daisytek International Corporation for the benefit of Bank One, NA under the Credit Facility dated December
         14, 2000

10.3(*)  Demand Note Agreement dated December 14, 2000 from
         Daisytek Canada, as Borrower, for the benefit of Bank One Canada

10.4(*) Credit Agreement dated December 18, 2000 among Daisytek, Incorporated, as Borrower, Daisytek International Corporation, as Guarantor, with the banks listed therein as Lenders, Bank One, N.A., as an LC Issuer and Bank One, Texas, N.A., as Administrative Agent

10.5(*)  Parent Guaranty dated December 18, 2000 by Daisytek International
         Corporation for the benefit of the Lenders and the LC Issuer under the Credit Agreement

10.6(*)  Subsidiary Guaranty dated December 18, 2000 by Certain Subsidiaries of
         Daisytek International Corporation for the benefit of the Lenders and the LC Issuer under the Credit Agreement

10.7(*)  Pledge and Security Agreement dated December 18, 2000 between Daisytek,
         Incorporated and Steadi-Systems, Ltd., as Co-Pledgors and Bank One,
         Texas, NA, as Administrative Agent for the LC Issuer and the Lenders under the Credit Agreement

10.8(*)  Security Agreement dated December 18, 2000 by and among Daisytek,
         Incorporated and its domestic subsidiaries a party thereto and Bank
         One, Texas, NA

10.9(*)  Credit Agreement dated December 18, 2000 between Daisytek Australia Pty
         Ltd., as Borrower, and Bank One, NA, as Lender

----------

(*) Filed herewith