Form 10-K
period 2001-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2001-06-27
CIK 887403

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

          1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TEXAS 75013 (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code) (972) 881-4700
                             ---------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2001 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was approximately $242.6 million. Solely for purposes of the preceding calculation, outstanding shares of common stock held by directors, executive officers and 10% or greater shareholders have been treated as held by affiliates. As of June 15, 2001, there were 15,305,867 shares of the registrant's Common Stock, $.01 par value, outstanding, excluding 3,352,305 shares of common stock in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain information contained in the proxy statement of Daisytek International Corporation for its annual meeting of shareholders to be held during 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     9
Item 3.    Legal Proceedings...........................................     9
Item 4.    Submission of Matters to a Vote of Security Holders.........     9

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................    10
Item 6.    Selected Consolidated Financial Data........................    10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    25
Item 8.    Financial Statements and Supplementary Data.................    27
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    53

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    53
Item 11.   Executive Compensation......................................    53
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    53
Item 13.   Certain Relationships and Related Transactions..............    53

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    54
SIGNATURES.............................................................    60

     Unless otherwise indicated, all references to "Daisytek," "we," "us" and "our" refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, which is Daisytek's primary operating subsidiary. All references to "PFSweb" refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. References in this Report to Daisytek's fiscal year means the twelve-month period ending on March 31 of such year.

                                     PART I

ITEM 1. BUSINESS

     Daisytek is a leading wholesale distributor of computer and office supplies and professional tape products, in addition to providing marketing and demand generation services. We sell our products and services in the United States, Canada, Australia, Mexico, South America and Europe. Prior to the spin-off of PFSweb during July 2000, we also provided transaction management services to both traditional and electronic commerce companies. We were originally incorporated in 1978.

COMPUTER AND OFFICE SUPPLIES

     The computer and office supplies segment distributes over 17,000 nationally known, name-brand computer and office supplies products to more than 35,000 customer locations. Customers include value-added resellers ("VARs"), computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, grocery stores, drugstores, web-based resellers, and other retailers who resell the products to end-users. This segment also includes Virtual Demand, our wholly-owned subsidiary which provides marketing and demand generation services, and our subsidiary Business Supplies Distributors, which distributes print and media supplies under IBM distribution agreements. We began computer and office supplies distribution in the United States in the 1980s and expanded internationally into Canada in 1989, Mexico in 1994, Australia in 1996 and Argentina in 2000. In addition, we began distribution to Central and South America in 1996 from our Miami facility. In October 1999, we strengthened our offering of copier and fax consumables with the purchase of Arlington Industries, Inc. and, in May 2000, we began offering traditional office products with the acquisition of B.A. Pargh Company, LLC. We believe we are one of the world's largest independent wholesale distributors of computer and office supplies. Computer and office supplies revenues represented approximately 92.4% of Daisytek's total revenues in fiscal year 2001, including approximately 59.3% from domestic revenues and approximately 33.1% from international revenues.

     Computer and office supplies products are used in a broad range of computers and office automation products, including laser and inkjet printers, photocopiers, fax machines and data storage products. We regularly update our product line to reflect advances in technology and to provide a wide product range of the most popular products. Our major product and service categories can generally be classified as follows:

     Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, inkjet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, personal copiers and fax machines, continue to grow in popularity and have a wide range of applications.

     Office Products. Office products include envelopes and business forms, writing instruments, office machines and all desktop supplies.

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

     Accessories and Other Products. Accessories include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. We also sell a number of other products such as specialty paper, banking supplies and selected business machines.

     Daisytek's wholly-owned subsidiary Virtual Demand offers a fee-based menu of marketing and demand generation services which build on our core competencies in customer service and proactive demand generation. In these programs, Daisytek takes over, on behalf of the manufacturer or reseller partner, the management of customer relationships in defined parts of our partner's existing business, or possibly in new business areas. Services provided fall under categories including database management, proactive outbound telemarketing, inbound customer support and e-marketing. As an example, Virtual Demand has been engaged to provide a solution for lead qualification, lead generation, marketing and other support of a client's business machine sales effort. Fees are earned on a transaction basis. A sales team has been dedicated to this subsidiary and is currently marketing these service programs to a variety of companies.

PROFESSIONAL TAPE PRODUCTS

     The professional tape products segment is headquartered in Elmhurst, Illinois and operates as a distributor of media products to the film, entertainment and multimedia industries. Daisytek began operating the professional tape products segment in 1998 and currently distributes more than 2,800 professional tape products to over 23,500 customers. Our customers primarily include production and broadcast companies, advertising and governmental agencies, cable television providers, educational institutions and healthcare providers. Our professional tape products include videotape, audiotape, motion picture film and data storage media. Professional tape products revenues represented 6.9% of Daisytek's total revenues in fiscal year 2001.

PFSWEB

     During fiscal year 2001, Daisytek completed the spin-off of PFSweb, our international provider of transaction management services to both traditional and e-commerce companies. In December 1999, PFSweb completed an initial public offering of 3,565,000 shares of its common stock representing 19.9% of Daisytek's ownership (the "IPO"). On July 7, 2000, we announced the completion of the spin-off of PFSweb by means of a tax-free distribution of Daisytek's remaining 80.1 percent ownership of PFSweb after we received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free treatment of the distribution of Daisytek's remaining ownership in PFSweb.

     As part of the IPO, PFSweb and Daisytek entered into various agreements governing the transaction management services that PFSweb provided for Daisytek. Additionally, PFSweb purchased from Daisytek certain fixed assets in the central distribution complex in Memphis, Tennessee. On May 25, 2001, we completed a transaction to terminate certain transaction management services agreements between the two companies and to purchase certain Memphis distribution assets from PFSweb, including those assets previously sold to PFSweb at the time of the IPO. The aggregate cost of this transaction is estimated to be approximately $16 million, including $11 million payable to PFSweb and $5 million to implement segregated information technology platforms and to expand fulfillment capabilities. We expect to recognize a special charge of approximately $2.7 million after taxes during the first quarter of fiscal year 2002 related to this transaction. Prior to completion of the transaction, we received a favorable supplemental ruling from the Internal Revenue Service that the acquisition of certain fixed assets would not adversely affect the June 2000 Internal Revenue Service ruling. PFSweb will continue to offer services to Daisytek under a new, separate fee agreement for a six-month period to support the transfer of fulfillment operations and transaction processing back to Daisytek, including the transition to a separate information technology platform.

     The existing master distribution agreements with IBM, under which our subsidiary Business Supplies Distributors acts as the master distributor and PFSweb records revenues for providing transaction management services, are due to expire at varying dates prior to December 31, 2001. We do not intend to renew the master distribution agreements and have notified IBM of these intentions.

SEGMENTS

     See Note 13 to the Consolidated Financial Statements included elsewhere in this document for additional information on our operating segments and geographic areas.

BUSINESS STRATEGY

     Daisytek's focus is as a low cost distributor in the growing computer and office supplies industry and a provider of value-added supply chain and marketing services in the United States and international markets. We base our continued growth on the following strategies:

          1) Expansion of our existing offering of products;

          2) Growth of our customer base by investing in the development of emerging customer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers;

          3) Leverage of Daisytek's customer management systems to sell services (Virtual Demand);

          4) Continued expansion of our product and service offerings into new international markets; and

          5) Pursuit of acquisitions, where appropriate, to support operating strategies.

     Our computer and office supplies segment specializes in (1) computer supplies that have longer life cycles and lower risk of technological obsolescence than hardware and software products and (2) traditional office products.

     We believe that the end-user demand for computer supplies remains strong due to the advancement and reduction in price points of printer and computer technologies, which in turn grows the installed base of equipment that consumes the products we distribute. Continuing automation of the workplace and the tremendous growth in color printing technologies that use consumable supplies at higher rates also fuel the demand for the computer supplies product offering. We offer these products to our domestic customers using value-added services such as next-business-day delivery, late order cutoff times, order confirmation, product drop-shipping and customized product catalogs.

     The consolidation in the office products industry has required dealers to focus on gaining efficiencies in their business. As a result, there is an emerging segment of office product dealers, particularly large contract stationers and specialized buying groups, who are aggressively seeking a lower cost alternative to the traditional higher cost office products national wholesale model. Our centralized distribution model and freight partnerships will allow us to service these customers at lower costs. We have completed our first full line computer and office supplies catalog to an initial test group of customers and will continue the roll-out of these products to our remaining customer base during the next twelve to eighteen months.

     We are also focusing on new customer channels such as mass merchants, drug and grocery stores, direct mail marketers and web-based resellers. We have dedicated an internal team to leverage our experience in e-commerce, telemarketing and computer and office supplies to assist these customers in including our growing line of products into their own offerings. We intend to use our suite of electronic services, our lower cost distribution model, our expanding offering of products, along with our experience in selling computer and office consumables, to aggressively market to these new and emerging channels.

     Our wholly-owned subsidiary Virtual Demand leverages our experience in database management, proactive outbound telemarketing, inbound customer care and e-marketing to offer a fee-based menu of marketing and proactive demand generation services for many of our existing manufacturers and reseller partners. In addition, Virtual Demand is developing new opportunities to promote the sale of computer and office supplies on behalf of new partners.

     We continue to research new and existing markets to expand our international computer and office supplies business. We believe many international markets have higher growth opportunities for consumable computer supplies in particular than the United States. We operate sales and distribution centers in Canada, Mexico, Australia and Argentina and export products into Latin America. We recently opened additional offices and facilities in Perth, Australia, and Mexico City and Monterrey, Mexico. We believe our computer and office supplies experience and broad product range place us in a favorable competitive position in emerging international markets.

     We plan to enhance growth by seeking strategic acquisition opportunities or adding selected product lines and customers that can capitalize on Daisytek's expertise in distribution and call-center management or add technology and service offerings to our business.

SUPPLIERS

     Our computer and office supplies products are manufactured by over 250 suppliers, with computer supplies manufacturers such as Hewlett-Packard, Canon, Lexmark, IBM, Sharp, Okidata, Apple, Panasonic, Imation, Epson, Sony, Xerox, Brother and Maxell, and office products manufacturers such as GBC Office Products Group, Sanford Corporation, Smead Manufacturing Company and Avery Dennison Corporation. During fiscal year 2001, approximately 78% of the computer and office supplies product net revenues were derived from products supplied by the computer and office supplies segment's ten largest suppliers. The sale of Hewlett-Packard products accounted for approximately 39% of computer and office supplies net revenues and the sale of IBM products accounted for approximately 13% of computer and office supplies net revenues. The sales of the other eight largest suppliers each accounted for between 2% to 6% of computer and office supplies net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The loss of key suppliers and/or shipping companies could adversely affect our business."

     Many of our suppliers offer rebate programs under which, subject to our purchasing certain predetermined amounts of inventory, we receive rebates based on a percentage of the dollar volume of total rebate program purchases. We also take advantage of several other programs offered by many of our suppliers. These include price protection plans under which we receive credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which we can return slow moving inventory in exchange for other products. In addition, in order to introduce new products, many suppliers will permit us to return all unsold inventory after an introductory trial period.

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

     Although we purchase most of our products directly from authorized United States manufacturers, we also import products from foreign sources, particularly when fluctuations in foreign exchange rates or product prices make it attractive to do so. Similarly, depending upon product pricing and availability, we also purchase products from secondary sources, such as other wholesalers and selected dealers, rather than directly from the manufacturer. We utilize our ability to purchase imported and secondary source products in order to provide our customers with competitive prices and a wide range of product lines. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, we have established various procedures which we believe enable us to identify unauthorized products and, to the extent possible, return such unauthorized products to the foreign or secondary source.

     Our professional tape products are supplied by over 30 manufacturers, including Sony, Fuji, Maxell, Quantegy, Panasonic, EMTEC-BASF, TDK, Kodak, JVC and Russ Bassett. During fiscal 2001, approximately 85% of the professional tape products net revenues were derived from products supplied by the segment's five largest suppliers, with Sony, Fuji and Maxell accounting for approximately 49%, 15% and 11%, respectively. Sales of the remaining suppliers each accounted for less than 10% of professional tape products net revenues.

     Our purchases of computer and office supplies and professional tape products inventory are closely tied to sales and are generally based upon the sales volume of the most recent six to ten week periods.

SALES AND MARKETING

  Computer and Office Supplies

     The computer and office supplies segment utilizes sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other marketing efforts to market its computer and office supplies.

     The customer and prospect database for computer supplies products includes United States, Canadian, Australian, Mexican, Latin American and other foreign computer supplies dealers, office product dealers, VARs, contract stationers, buying groups, computer and office product superstores, grocery stores, drug and convenience stores, web-based resellers, direct marketers and other retailers who resell the products to end-users. The traditional computer and office supplies customer is a small-sized to medium-sized reseller who does not have the resources to establish direct purchasing relationships with multiple manufacturers and, instead, must rely on wholesale distributors like us. We also sell our products to a number of large customers, including computer and office product superstores, contract stationers and grocery and drugstores, which benefit from our product breadth, timely delivery of fast-moving products, and efficient distribution of a variety of product lines to multiple locations. No single customer accounts for more than 10% of the total computer and office supplies sales for any of the fiscal years ended March 31, 2001, 2000 and 1999.

     Our computer and office supplies sales and telemarketing department is divided into several groups or teams, each having its own particular sales objective. For example, the retail department focuses specifically on large computer retailers and office product superstores. Similarly, separate groups of sales representatives are responsible for a select group of national accounts, such as contract stationers, office products dealers and buying groups, while other groups focus on new accounts, VARs, convenience stores and mass merchant customers, existing business or international and export sales. Each sales team is led by a business manager and a pricing broker and is supported by a group of highly trained in-bound call center specialists who are dedicated to serving each customer's unique needs. We believe this sales structure ensures the highest level of service for our customers. By utilizing sophisticated telemarketing software and call management systems, including caller identification, sales representatives are able to verify customer account numbers and contact persons and quickly identify a customer's buying patterns, recent purchases, credit availability and other sales and marketing information. The telecommunications software also enables sales and marketing management to better identify, control and monitor sales representatives' prospecting activity with customers.

     We provide extensive training for new computer and office supplies sales personnel with special emphasis on the need for regular customer contact, prompt response to customers' demands for product information and the continuous need to inform customers of technological advancements and new product introductions by our suppliers. Together with our major suppliers, we provide our sales personnel with ongoing product-specific training and education emphasizing computer supplies as well as new technologies, new products, new product applications and vertical market intelligence.

     In order to maintain our position as a low cost wholesale distributor, we regularly monitor the efficiency of our sales staff. By utilizing sophisticated telecommunications equipment, we are able to measure the number of calls being fielded by a sales representative, their success rate in terms of orders obtained compared to calls taken, and customer service statistics such as abandoned call rates and average response times. Our sales force receives a base salary as well as varying sales incentives based on gross profit margin achievements. In addition, a number of suppliers periodically offer sales bonus programs in connection with specific product sales campaigns.

     One of our primary marketing tools in the computer supplies business is a quarterly catalog known as the "Book of Deals." In order to promote our image as a low cost wholesaler and provider of value-added services, the Book of Deals usually highlights a theme related to specific products, customer services or a combination of the two. Our domestic computer supplies business presently distributes a total of approximately 45,000 catalogs and contract price books to its active customers in the United States each quarter. The international computer supplies businesses each distribute a separate Book of Deals designed specifically for the international markets. Other computer supplies marketing tools include customized catalogs produced by us for resellers to distribute to their end-user customers and direct mail vehicles such as flyers, postcards and mini catalogs, which announce new product line additions or special promotions and are usually inserted in the Book of Deals or mailed directly to customers. We also market our products through trade show exhibits and trade publication advertising, and are increasingly utilizing web-based vehicles such as the Daisytek internet site (www.daisytek.com), permission based e-mail broadcasts and internet advertising.

     During the fourth quarter of fiscal year 2001, we completed our first full line computer and office supplies catalog. This catalog has been mailed to an initial group of test customers which will soon be expanded to include those customers who are within a one to two day delivery distance from Memphis. This integrated catalog will eventually be available nationwide and will enable customers to take advantage of a "one-box" solution, whereby computer supplies and office products may be ordered at the same time and delivered in a single package.

     Although the Book of Deals remains one of our primary marketing tools, we also use electronic commerce marketing tools as well. We believe we have established ourselves as a leader in the deployment of electronic commerce in the computer supplies products industry. These tools are designed to win further market share and to reduce cost in the customer relationship by automating information flow. By accepting both externally developed commercially available technologies as well as internally developed proprietary technologies, we can offer a suite of electronic commerce solutions including: traditional X.12; proprietary EDI; integrated FTP; third party software systems such as DDMS, Copas, and The Systems House; internet; intranet; and extranet systems.

     Daisytek offers an exclusive online ordering and information system known as SOLOnet. SOLOnet provides customers with on-line ordering capabilities; fingertip access to up-to-date pricing, product and order information; search and retrieval capabilities based on part numbers, manufacturers, product description, retail price, machine compatibility and other factors; convenient access to manufacturers' product literature and training videos; and access to view their own customer account information.

     We have developed technology that is specifically targeted at quickly integrating and synchronizing our systems with those of our customers and clients with a high degree of accuracy and reliability. Using our suite of e-business applications, we enable our customers and clients to easily integrate to their web sites or ERP systems to our systems for real-time transaction processing without regard to their specific hardware platform or operating system. This application suite is an open systems XML-based set of products that allows for quick implementation and universal compatibility. This high level of systems integration allows our customers and clients to automatically process orders, process credit card payments, obtain shipment tracking information and transact other key e-commerce information. We also have developed systems to track information sent to us by customers and clients as it moves through our systems in the same manner a package would be tracked by a carrier throughout the delivery process. Our systems enable us to trace at a detailed level what information was received, transmission timing and any errors or special handling that had to take place to process it and what was transmitted back to the client.

     Many of our computer and office supplies manufacturers provide us with cooperative advertising programs, marketing development funds and other types of incentives and discounts, which offset the production costs of our quarterly Book of Deals, other published marketing tools and related costs.

  Professional Tape Products

     The professional tape products segment markets its products through the use of direct-mail campaigns, trade show exhibitions, industry-publication advertising, web-based lead generation techniques, manufacturer-sponsored frequent buyer promotional programs, and various other marketing efforts, primarily to entertainment industry customers, broadcast television stations, educational institutions, advertising agencies, governmental agencies and cable television providers.

     Account executives serving major markets in the United States actively solicit new business from high-volume customers through personal sales calls, maintaining regular customer contact and providing information on products and technological advancements. Account executives are teamed with inbound customer service personnel who supplement customer service by providing a high level of personalized service and stability to the customer. A sophisticated telemarketing approach is utilized to obtain new business in remote geographic areas and unique market segments and to develop business in a higher number of middle to lower volume accounts located throughout major markets. We also utilize sales automation software to increase efficiency and track performance.

     We publish and distribute a semi-annual catalog (both a paper and cd-rom version) and maintain a web site and online catalog. Several web-based techniques are used to generate sales leads through responding to customer demand for product and technical information. We offer frequent promotions to customers in conjunction with certain of our suppliers. With many of these programs, professional tape products customers earn and accumulate points on select purchases, which can be redeemed for merchandise or services.

MANAGEMENT INFORMATION SYSTEMS

     Daisytek utilizes advanced management information systems and has automated virtually all key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales and margins, inventory levels, customer payments and other operations which are essential for us to operate as a low cost, high efficiency wholesale distributor.

     The implementation of these systems has allowed us to offer an advanced suite of electronic commerce tools to our customers so that we can communicate with their computer systems and automatically process, send and receive purchase orders, invoices and acknowledgments. We offer "customer links" to provide customers with direct access to a proprietary database to examine pricing, credit information, product description and availability and promotional information. This link also allows customers to place orders directly into our order processing system. These systems allow us to offer similar features to our customers through SOLOnet.

     We have also invested in advanced telecommunications, voice response equipment, scanning, wireless technology, bar coding, fiber optic network communications and automated inventory management. We have developed and utilize telecommunications technology which provides for automatic customer call recognition and customer profile recall for inbound telemarketing representatives and computer generated outbound call objectives for outbound telemarketing representatives.

     We plan to continue to invest in various management information systems enhancements and upgrades to improve efficiency, monitor our operations, manage inventory risks and offer faster and higher levels of service to our customers and vendors.

     As part of our transaction to purchase certain fixed assets in the central distribution complex in Memphis, Tennessee, from PFSweb and terminate certain transaction management services agreements with PFSweb, a project plan has been developed to transition certain electronic data and applications currently existing on PFSweb computer systems to Daisytek computer systems.

DISTRIBUTION OF PRODUCTS

     Daisytek operates a 400,000 square foot central distribution complex in Memphis, Tennessee. Certain distribution assets in this complex were recently purchased from PFSweb, which had initially acquired the distribution assets from us in connection with its IPO. PFSweb had been offering distribution services to Daisytek under a transaction services agreement. See "-- PFSweb" for a more complete description of this transaction. This central distribution center contains computerized sorting equipment, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales and digital cameras to photograph shipment content for automatic accuracy checking. The receiving and material handling system at the Memphis distribution complex includes several advanced technology enhancements, including:

     - radio frequency technology in product receiving processing to ensure accuracy;

     - an automated package routing system;

     - a "pick to light" paperless order picking system;

     - a scale which measures every package to compare the expected weight of the products picked to the actual weight of the box; and

     - Omniscan 3000, which photographs the contents of every box prior to it being sealed for a tracking mechanism to detect any short-shipments.

     These advanced distribution systems provide the ability to warehouse an extensive number of stock keeping units ("SKUs"), while at the same time retaining the ability to pick, pack and ship single SKUs to individual customers in fulfillment of customer orders. This complex is located about four miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities.

     The computer supplies products sold by us are particularly suited to cost-effective overnight delivery because of their unique value to weight characteristics. We have entered into an agreement with Federal Express whereby almost all of our domestic computer supplies package orders are shipped via Federal Express, except for certain "heavyweight" packages or as otherwise requested by the customer. In addition, substantially all of these same products are distributed from the centralized distribution center in Memphis, Tennessee. The combined effect of the agreement with Federal Express, the centralized distribution model and the center's location allows us to offer our computer supplies customers next business day delivery in most areas of the United States. To service international markets we began to operate smaller regional sales and distribution centers in these countries and we operate a regional sales office and distribution center in Miami, Florida, which services certain South American markets. See "Properties" for a complete listing of leased sales and distribution facility locations. Currently, office products are being distributed from our centralized distribution center in Memphis. In order to offer ground-based delivery within one to two days nationwide, we have announced plans to add up to four regional fulfillment facilities in the United States.

     Our professional tape products segment operates regional warehouses to effectively service its local markets on a same-day delivery basis. See "Properties" for a complete listing of leased regional warehouse locations.

EMPLOYEES

     As of March 31, 2001, we had approximately 880 employees, including approximately 580 employees within the United States and approximately 300 persons employed outside of the United States. Approximately 180 employees were added upon the purchase of certain fixed assets in the central distribution complex in Memphis, Tennessee from PFSweb on May 25, 2001. We believe that our employee relations are good. None of our employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute.

COMPETITION

     Most, if not all, of our computer and office supplies and professional tape customers maintain several sources of supply for their product requirements. Accordingly, our computer and office supplies segment competes with product manufacturers, general office supply wholesalers, other national and regional wholesale computer supplies distributors, computer hardware and software distributors and, to a lesser extent, non-specialized wholesaler distributors. The professional tape products segment competes with product manufacturers, mail-order houses, video and audio equipment distributors, and other regional and local professional tape distributors. Competition in the distribution business is generally based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of customer services. The computer and office supplies and professional tape products segments compete primarily on the basis of their ability to offer competitive prices and quality service while maintaining a high level of operating efficiency. We believe our competitive advantages over product manufacturers and other wholesale distributors include, among others, our ability to:

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

ITEM 2. PROPERTIES

     The computer and office supplies business is headquartered in Allen, Texas, a Dallas suburb. Daisytek has a seven year lease on the 46,000 square foot office space. Daisytek operates a 400,000 square foot central distribution center in Memphis, Tennessee, and we operate regional sales and distribution centers in Toronto, Ontario; Mexico City and Monterrey, Mexico; Vancouver, British Columbia; Sydney and Perth, Australia; Buenos Aires, Argentina; and Miami, Florida. The computer and office supplies segment also has facilities dedicated to its copier and fax consumables, with headquarters in Libertyville, Illinois and regional offices in Kearney, New Jersey; Atlanta, Georgia; Los Angeles, California; and Miami, Florida.

     The professional tape products segment is headquartered in Elmhurst, Illinois, a Chicago suburb. Regional offices are operated in New York, New York; Hollywood, California; Atlanta, Georgia; Philadelphia, Pennsylvania; Detroit, Michigan; Minneapolis, Minnesota; Cincinnati, Ohio; Dallas, Texas; Kansas City, Kansas; and Seattle, Washington.

     All of our facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

     Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Daisytek's common stock is listed and trades on the Nasdaq Stock Market under the symbol DZTK. As of June 15, 2001, there were approximately 88 shareholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The table below sets forth for the period indicated the high and low sale price for the common stock as reported by the Nasdaq National Market.

     On July 7, 2000, Daisytek completed the spin-off of PFSweb and distributed approximately 0.81 shares of PFSweb common stock for each share of Daisytek common stock owned by Daisytek shareholders. Daisytek's closing stock price reported by Nasdaq on July 6, 2000, the date of the PFSweb spin-off, was $9.1875 and the opening stock price reported by Nasdaq on July 7, 2000 was $5.7875. The market prices prior to July 7, 2000 in the table below have not been adjusted to give effect to the spin-off.

     On July 10, 2000, Daisytek announced the authorization by the Board of Directors of the repurchase of up to 10% of the outstanding shares of its common stock, and on September 13, 2000, we announced the authorization of the repurchase of up to an additional 10% of the then outstanding shares of common stock. As of March 31, 2001, the two approved share buy-back programs were completed and a total of approximately 3.4 million shares have been repurchased using cash of approximately $22 million.

                                                                     PRICE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year 2000
  First Quarter.............................................  $18.8750   $12.5000
  Second Quarter............................................   17.2500     9.0000
  Third Quarter.............................................   24.5000    13.0000
  Fourth Quarter............................................   25.1250    13.5000
Fiscal Year 2001
  First Quarter.............................................   16.1250     8.1250
  Second Quarter............................................    9.5625     5.2500
  Third Quarter.............................................    8.2500     4.4375
  Fourth Quarter............................................    9.7500     6.5625
Note: PFSweb spin-off and tax free dividend on July 6, 2000.

     Daisytek has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. We currently intend to retain all earnings to finance further development of our business. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the company and general business conditions. In addition, new credit facilities contain restrictive covenants that significantly limit the discretion of the Board of Directors with respect to the payment of dividends. We refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Risk
Factors -- Our credit facilities impose restrictions with respect to various business matters."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived from our annual audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements of Daisytek and with the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II -- Item 7 herein.

     The selected consolidated financial data for fiscal years 1998 and 1997 has been restated to combine the results of operations and financial positions of Daisytek with The Tape Company, which was acquired during June 1998 and accounted for as a pooling of interests. See Note 2 to the Consolidated Financial Statements included elsewhere in this document for further discussion.

     During the fourth quarter of fiscal year 2001, Daisytek restated all prior periods to classify freight costs billed to customers and rebates paid to customers as components of net revenues in compliance with Emerging Issues Task Force Issues No. 00-10, Accounting for Shipping and Handling Fees and Costs, and No. 00-14, Accounting for Certain Sales Incentives. Freight costs billed to customers and rebates paid to customers had previously been recorded as a component of cost of sales.

                                                                     FISCAL YEARS ENDED MARCH 31,
                                                       --------------------------------------------------------
                                                          2001         2000        1999       1998       1997
                                                       ----------   ----------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Net revenues.........................................  $1,189,656   $1,070,263   $916,518   $806,800   $644,766
Cost of revenues.....................................   1,060,981      962,366    808,151    719,256    576,703
                                                       ----------   ----------   --------   --------   --------
Gross profit.........................................     128,675      107,897    108,367     87,544     68,063
Selling, general and administrative expenses.........     104,124       95,600     70,648     55,974     41,870
Acquisition related costs............................          --          619      1,111        735         --
Loss on disposition of business......................          --       (1,000)     2,800         --         --
                                                       ----------   ----------   --------   --------   --------
Income from operations...............................      24,551       12,678     33,808     30,835     26,193
Interest expense.....................................       5,559        4,035      2,797      3,134      1,847
                                                       ----------   ----------   --------   --------   --------
Income before income taxes...........................      18,992        8,643     31,011     27,701     24,346
Provision for income taxes...........................       7,613        4,670     11,823     10,185      8,432
                                                       ----------   ----------   --------   --------   --------
Income before minority interest and cumulative effect
  of accounting change...............................      11,379        3,973     19,188     17,516     15,914
Minority interest....................................          47          566         --         --         --
Cumulative effect of accounting change, net of tax...          --           --       (405)        --         --
                                                       ----------   ----------   --------   --------   --------
Net income...........................................  $   11,426   $    4,539   $ 18,783   $ 17,516   $ 15,914
                                                       ==========   ==========   ========   ========   ========
PER SHARE DATA:
Net income per common share:
  Basic
    Income before cumulative effect of accounting
      change.........................................  $     0.72   $     0.26   $   1.12   $   1.20   $   1.14
    Cumulative effect of accounting change, net of
      tax............................................          --           --      (0.02)        --         --
                                                       ----------   ----------   --------   --------   --------
    Net income.......................................  $     0.72   $     0.26   $   1.10   $   1.20   $   1.14
                                                       ==========   ==========   ========   ========   ========
  Diluted
    Income before cumulative effect of accounting
      change.........................................  $     0.71   $     0.25   $   1.08   $   1.14   $   1.08
    Cumulative effect of accounting change, net of
      tax............................................          --           --      (0.02)        --         --
                                                       ----------   ----------   --------   --------   --------
    Net income.......................................  $     0.71   $     0.25   $   1.06   $   1.14   $   1.08
                                                       ==========   ==========   ========   ========   ========
  Weighted average common and common share
    equivalents outstanding:
    Basic............................................      15,904       17,248     17,101     14,541     13,909
    Diluted..........................................      16,108       18,186     17,789     15,318     14,801

                                                                            AS OF MARCH 31,
                                                         ------------------------------------------------------
                                                           2001         2000       1999       1998       1997
                                                         --------     --------   --------   --------   --------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital........................................  $177,269     $153,921   $138,764   $123,986   $ 82,389
Total assets...........................................   380,868      372,746    315,879    257,845    185,226
Total debt.............................................    78,043       44,823     43,167     19,926     31,116
Shareholders' equity...................................   159,102      210,686    157,170    137,731     70,383

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this document. See Note 13 to the Consolidated Financial Statements included elsewhere in this document for additional information on our operating segments and geographic areas.

RESULTS OF OPERATIONS

  Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

     Net Revenues. Net revenues for the year ended March 31, 2001 increased by $0.1 billion, or 11.2%, to $1.2 billion as compared to $1.1 billion for fiscal year 2000. The growth is attributable to our computer and office supplies segment, which experienced a revenue increase of 15.4% primarily due to (1) higher international computer supplies sales; (2) product expansion including traditional office products which we began offering with the acquisition of B.A. Pargh Company, LLC, on May 3, 2000; (3) the impact of the copier and fax consumables we began offering with the acquisition of Arlington Industries, Inc. on October 1, 1999; (4) revenue earned by our new subsidiary Virtual Demand; and
(5) growth in IBM product sales. Increases were primarily volume-related. United States computer supplies net revenues, excluding B.A. Pargh and IBM product sales, increased by approximately 5% compared to the prior year. The computer and office supplies revenue increase was partially offset by a 12.7% revenue decrease in our professional tape products segment primarily due to prior year industry price decreases which continued to affect our revenues on a comparable basis. Management has recently implemented a restructuring plan to improve both revenues and earnings for the professional tape products segment, which focused on new leadership, efforts to rationalize warehouses to reduce costs and improve customer service, better utilization of inside telemarketing teams and development of new sales and marketing initiatives. The overall net revenue increase was also offset by the impact of the PFSweb spin-off completed in July 2000. PFSweb net revenues included in our consolidated results of operations, net of intercompany eliminations, were $8.5 million for fiscal year 2001 and $24.0 million for fiscal year 2000.

     As previously mentioned, international sales were a primary contributor to our growth during the last fiscal year. International computer and office supplies net revenues, excluding revenues related to the IBM master distribution agreements, increased by approximately 17% compared to last year. Effective March 31, 2000, we elected to close our Singapore operation and consolidate the remaining business activity into our Asia Pacific headquarters in Australia. This reduction in revenue was offset by the acquisition of Etertin y CIA, S.A. in October 2000, which added revenue in Argentina. All of our other international regions experienced growth in fiscal year 2001 except for our Latin America subsidiary based in Miami (due to a change in certain tariffs, which has made it more attractive for our customers to source product locally rather than import from our Miami facility).

     Gross Profit. Gross profit as a percent of net revenues was 10.8% for the year ended March 31, 2001, compared to 10.1% for the prior year. Our gross profit for the prior year was negatively impacted by incremental operational charges of $5.0 million. These charges represent costs for the closure of our Singapore operations, write-downs of inventory and vendor programs. We believe that these charges were incremental to normal operations during this period. Excluding these incremental charges for the prior year, our gross profit was 10.5%. The increase in gross profit percentage, on a basis adjusted for these incremental charges, was the result of several different factors. In the United States and international business divisions, the prior year gross profit amounts for the quarter ended December 31, 1999 reflect the beginning of our intense focus on improving the key balance sheet areas of inventory and accounts receivable. In order to make improvements in this area, we avoided certain vendor incentive programs, which negatively impacted our gross margins during this period. Since then, we have elected not to participate in certain of the programs. This is part of our ongoing focus on improving inventory levels to strengthen our balance sheet position and improve our overall return on invested capital. Additionally, we have focused during the past fiscal year on improving all aspects of customer profitability, which has had a favorable impact on gross margins. These increases in gross profit percentage were partially offset by a decline due to the relatively higher revenue growth in IBM product sales, which are typically at lower margins. Also negatively impacting our gross profit percentage was the reduction in our professional tape products revenue and PFSweb revenue (resulting from the spin-off), which have typically carried higher margin percentages than the remainder of our business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the year ended March 31, 2001 were $104.1 million, or 8.8% of net revenues, as compared to $95.6 million, or 8.9% of net revenues, for the year ended March 31, 2000, excluding acquisition related costs and the amounts related to the disposition of a business. Our SG&A expenses for the year ended March 31, 2001 were negatively impacted by certain non-recurring costs of $6.9 million relating to separation costs associated with the PFSweb spin-off, as well as certain costs related to the closure of B.A. Pargh's Nashville headquarters and restructuring activities for the professional tape products division. Our SG&A expenses for the year ended March 31, 2000 were negatively impacted by non-recurring costs of $6.1 million related to certain repositioning and separation activities associated with the PFSweb spin-off, increases in allowances for bad debts related primarily to issues in our Latin American accounts receivable, legal and professional fees related to an unsolicited acquisition offer, costs incurred in connection with closing our Singapore operation, and certain other charges.

     Excluding these incremental charges, our SG&A percentages would be 8.2% and 8.4%, respectively, for the years ended March 31, 2001 and 2000. Excluding PFSweb SG&A expenses included for the full year in fiscal year 2000 and for the first quarter of fiscal year 2001, the increase in overall expenses is due to the acquisitions of Arlington Industries, Inc. in October 1999, B.A. Pargh Company, LLC in May 2000, and Etertin y CIA, S.A. in October 2000. The decline in SG&A as a percentage of net revenues is primarily attributable to the significant investments in resources and technology to implement new contracts and further develop the infrastructure for PFSweb during the prior fiscal year. This impact was partially offset by a reduction in net revenues to certain large customers, which typically have lower SG&A expense ratios. However, we experienced a corresponding favorable impact on the increase in IBM product sales, which typically have lower SG&A expense ratios. As a result of our purchase of the Memphis distribution assets in May 2000 and the termination of the transaction services agreement with PFSweb, we believe that, beginning the latter half of fiscal 2002, our SG&A costs as a percentage of revenue will decline compared to fiscal 2001. Our cost to operate the Memphis distribution facility should be lower than the fee previously paid to PFSweb to perform this service.

     During the fourth quarter of fiscal year 2001, we began to invest in additional logistics and information technology personnel costs in anticipation of our purchase of the Memphis Superhub. We anticipate that these cost redundancies will exist in the first two quarters of fiscal year 2002, but will be eliminated during the third quarter of fiscal year 2002. Beginning in the third quarter of fiscal year 2002, we expect that this purchase transaction will be accretive to earnings. See "Business -- PFSweb." Additionally, during fiscal year 2001, SG&A has been impacted by continuing investments in our high growth areas of office products and Virtual Demand, in advance of expected revenue streams.

     Interest Expense. Interest expense increased 37.8% during fiscal year 2001, primarily due to (1) our repurchase of 3.4 million shares of common stock;
(2) the acquisitions of Arlington Industries, Inc., B.A. Pargh Company, LLC and Etertin y CIA, S.A.; and (3) growth in the working capital requirements of our IBM business. Additionally, interest rate increases during calendar year 2000 negatively impacted our interest expense for the current year. These increases have been partially offset by recent decreases in interest rates. The weighted average interest rate was 7.9% and 6.5% for the fiscal years ended March 31, 2001 and 2000, respectively.

     As discussed in "Business -- PFSweb," our existing master distribution agreements with IBM expire on varying dates prior to December 31, 2001. We do not intend to renew these agreements and have notified IBM of this intention. As a result, our financial results for fiscal 2002 will be impacted. Revenue should decline as a result of no longer operating this business. Our consolidated gross profit percentage should increase since this business typically operates at lower gross profit margins. Our SG&A percentage should also increase since costs are lower than in our normal business. Our net operating income as a percentage of sales should improve. Interest costs should decline since we will no longer have the working capital requirements of this business.

     For information concerning the provision for income taxes as well as information regarding differences between effective rates and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements.

  Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     Net Revenues. Net revenues for the year ended March 31, 2000 increased $0.2 billion, or 16.8%, to $1.1 billion as compared to $0.9 billion for the year ended March 31, 1999. Computer and office supplies net revenues increased 18.7% for the year ended March 31, 2000, compared to the year ended March 31, 1999. The computer and office supplies business segment includes our domestic and international computer supplies operations and IBM product sales. The net revenue increase in the computer and office supplies business compared to the prior year is primarily attributable to the Arlington acquisition, growth in the international computer supplies business and growth in IBM product sales. U.S. computer supplies net revenues, excluding Arlington and IBM product sales, declined by 1.4% compared to the prior year. This business experienced a decline in the first quarter of fiscal 2000 compared to the prior year's quarter, but improved to low single digit growth rates in the remaining quarters of the year. In the two years ended March 31, 2000, the growth in wholesale sales for the domestic computer supplies business slowed from previously realized levels. We believe this reduction was due, in large part, to slower wholesale industry growth, large channel shifts, turmoil in certain customer segments and slower printer placements.

     Net revenues in the international computer supplies operations, excluding revenues related to the IBM master distribution agreements, increased by approximately 22% for the year ended March 31, 2000 compared to the prior year. We experienced growth in all international subsidiaries within this segment, with particularly strong growth rates in Mexico and Australia. Effective March 31, 2000, we elected to close our Singapore operation and consolidate the remaining business activity into our Asia Pacific headquarters in Australia. Net revenues related to our IBM product sales increased due to higher sales volumes under both our North American and European distributor agreements. Professional tape products net revenues decreased 9.3% for fiscal 2000 compared to the prior year due primarily to price degradation in certain product lines and the disposition of the Steadi-Systems professional hardware business in March of 1999. This decline was partially offset by the acquisition of certain professional tape businesses during fiscal 2000. PFSweb also experienced an increase in its service fee-based activity as a result of new contracts and expansion of existing contracts.

     Gross Profit. Gross profit as a percent of net revenues was 10.1% for the year ended March 31, 2000 as compared to 11.8% for the prior year. Our gross profit for the year was negatively impacted by incremental operational charges of $5.0 million. These charges represent charges for the closure of our Singapore operations, writedowns of inventory, and vendor programs and we believe that these charges are incremental to normal operations. Excluding these incremental charges for the year, our gross profit was 10.5%. The decrease in our gross profit as a percent of net revenues was primarily due to our previously announced focus on the key balance sheet areas of inventory and accounts receivable during the latter half of fiscal 2000. In order to make improvements in this area, we avoided certain vendor incentive programs, that for comparative purposes have been previously reflected in our prior year results. Additionally, in order to improve inventory levels, we entered into certain isolated transactions to sell certain inventory at lower than usual margins. During fiscal 1999, we were also able to take advantage of certain enhanced product sourcing opportunities which did not continue in fiscal 2000 and, thus, negatively impacted the fiscal 2000 gross profit percentage on a comparative basis. Additionally, the gross profit percentage declined in the international computer supplies business due primarily to growth in international retail business, which typically carries lower margins. Also contributing to the overall decline in gross profit percentage was the revenue growth in IBM product sales, which are also typically at lower margins. Daisytek's gross profit percentage was also negatively impacted by incremental costs associated with PFSweb's large number of new client implementations.

     Selling, General and Administrative Expenses. SG&A expenses for the year ended March 31, 2000 were $95.6 million or 8.9% of net revenues, as compared to $70.6 million, or 7.7% of net revenues for the year ended March 31, 1999, excluding acquisition related costs and the loss on disposition of business in each period. The increase in SG&A expenses and the related increase in SG&A as a percentage of net revenues for fiscal 2000 is primarily attributable to (i) the acquisition of Arlington on October 1, 1999, (ii) the investments in resources and technology to implement new contracts and further develop infrastructure for PFSweb, and (iii) a reduction in net revenues to large office superstores, which typically have lower SG&A expense ratios. This impact on the SG&A percentage was partially offset by an increase in IBM product sales with lower SG&A expense ratios. SG&A expenses for the year ended March 31, 2000 included incremental charges primarily related to certain repositioning and separation activities associated with the PFSweb spin-off, increases in allowances for bad debts related primarily to issues in our Latin American accounts receivable, legal and professional fees related to an unsolicited acquisition offer, for costs incurred in connection with closing our Singapore operation, and for certain other charges.

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

     Interest Expense. Interest expense for the year ended March 31, 2000 was $4.0 million as compared to $2.8 million for the year ended March 31, 1999. Interest expense was higher for the year ended March 31, 2000, primarily due to higher debt balances caused by business acquisitions and higher working capital levels throughout the year. These negative impacts were partially offset by proceeds from the PFSweb initial public offering, which was completed in December 1999. Our weighted average interest rate was 6.5% for both fiscal year 2000 and 1999.

     For information concerning the provision for income taxes as well as information regarding differences between effective rates and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements.

DILUTION

     Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the dilutive shares outstanding at various price points using common stock outstanding at May 31, 2001 of 15,238,517.

                                                              DILUTED SHARES
AVERAGE SHARE PRICE                                            OUTSTANDING
-------------------                                           --------------
$12.00......................................................    16,590,662
$13.00......................................................    16,739,943
$14.00......................................................    16,868,007
$15.00......................................................    16,984,117
$16.00......................................................    17,087,819
$17.00......................................................    17,179,320
$18.00......................................................    17,260,655

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

     Operating activities provided net cash of $8.7 million, $4.6 million and $13.0 million in fiscal years 2001, 2000 and 1999, respectively. Working capital, excluding the current portion of long-term debt, decreased to $178.7 million at March 31, 2001 from $196.3 million at March 31, 2000. The reduction in working capital was primarily attributable to the spin-off of PFSweb on July 6, 2000, which resulted in a reduction in net current assets, including cash. In addition, our working capital position was impacted during the period by (1) acquisitions of both the B.A. Pargh and Etertin businesses, (2) an increase in inventory primarily related to the IBM products, which was offset by accounts payable associated with this inventory, and (3) an increase in accounts receivable related to the growth in existing business units during this fiscal year.

     Our principal use of funds for investing activities was a reduction in cash of $22.1 million as a result of the disposition of our investment in PFSweb in connection with the spin-off on July 6, 2000. Additionally, we have used funds for capital expenditures of $7.5 million, $15.2 million and $10.5 million for fiscal years 2001, 2000 and 1999, respectively. In addition, we used funds for the acquisition of businesses of $10.6 million, $21.1 million and $20.6 million for fiscal years 2001, 2000 and 1999, respectively. The capital expenditures consisted primarily of additions to upgrade our management information systems, costs associated with new facilities, and historically have also included costs related to the expansion of PFSweb distribution facilities, both domestic and foreign. In addition to expenditures related to the Memphis distribution assets purchased from PFSweb during May 2001 (see "Business -- PFSweb"), we anticipate spending approximately $5.0 million for upgrades and additions to facilities during fiscal 2002.

     Net cash provided by financing activities was $4.1 million, $49.9 million and $24.8 million for fiscal years 2001, 2000 and 1999, respectively. In conjunction with the acquisition of B.A. Pargh during May 2000, certain acquired debt of approximately $6.5 million was paid in full. In addition, we acquired debt of approximately $4.7 million in connection with the Etertin acquisition, of which approximately $4.6 was paid down during fiscal year 2001. This impact was partially offset by proceeds received from the exercise of stock options and proceeds received on the issuance of stock under an employee stock purchase program. Cash provided by financing activities for fiscal year 2000 was primarily attributable to proceeds received from the PFSweb initial public offering. The entire cost of the B.A. Pargh and Etertin acquisitions was funded through our availability under our credit facility and cash provided by operating activities. Additionally, during the second quarter of fiscal year 2001, our Board of Directors initially authorized a share buyback program of up to 10% of the outstanding shares of common stock. That program was completed in September 2000 and, at that time, the Board of Directors authorized an additional 10% repurchase program. As of March 31, 2001, both programs were completed and we had acquired approximately 3.4 million shares at a total cost of $22.1 million, funded with proceeds from our credit facility.

  Domestic Credit Facilities

     In December 2000, we entered into an agreement with certain banks for a revolving line of credit facility in the United States that has a maximum borrowing availability of $120.0 million and expires on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. This credit facility replaced our previous United States credit facility, which would have expired on January 1, 2001. Borrowings under the credit facility accrue interest, at our option, at the prime rate of the lead bank or a Eurodollar rate plus an adjustment ranging from 1.05% to 2.0% depending on our financial performance. As of March 31, 2001, the outstanding balance under this credit facility was $74.0 million and, based on our borrowing limit at March 31, 2001, $43.8 million was available for future borrowings.

     The credit facility also includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, we added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability to $150.0 million.

  Foreign Credit Facilities

     During August 1999, our Canadian subsidiary entered into an agreement with a Canadian bank for a revolving term loan. The term loan, which expires on August 31, 2001, allows us to borrow Canadian or U.S. dollars up to a maximum of
10.0 million Canadian dollars, or approximately $6.3 million. The term loan accrues interest at our option at either the bank's prime rate plus 0.10% or the bank's U.S. dollar commercial loan rate plus 0.10%. As of March 31, 2001, the outstanding balance under the Canadian revolving term loan was 2.1 million Canadian dollars, or approximately $1.3 million. We had 7.9 million Canadian dollars, or approximately $5.0 million, available for future borrowings.

     In December 2000, our Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility in addition to the term loan. The Canadian credit facility expires on January 1, 2002 and replaced our previous Canadian revolving line of credit facility, which would have expired on December 31, 2000. The Canadian credit facility allows us to borrow Canadian or U.S. dollars up to a maximum of 5.0 million Canadian dollars, or approximately $3.2 million. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate or the bank's cost of funds plus an adjustment ranging from 1.3% to 2.0% depending on our financial performance. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the prime rate of the bank or a Eurodollar rate plus an adjustment ranging from 1.3% to 2.0% depending on our financial performance. As of March 31, 2001, the outstanding balance under the Canadian revolving line of credit facility was 2.0 million Canadian dollars, or approximately $1.3 million. We had
3.0 million Canadian dollars, or approximately $1.9 million, available for future borrowings.

     During April 2001, we refinanced the Canadian revolving term loan and Canadian revolving credit facility with a single credit facility of 20.0 million Canadian dollars, or approximately $12.7 million, expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 50 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's United States dollar base rate in New York plus 50 basis points.

     In December 2000, our Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility allowing us to borrow Australian dollars up to a maximum of 15.0 million Australian dollars, or approximately $7.3 million. The Australian credit facility expires on January 1, 2002 and replaced our previous Australian revolving line of credit facility, which would have expired on December 31, 2000. The Australian credit facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 1.3% to 2.0% depending on our financial performance. As of March 31, 2001, the outstanding balance under our Australian credit facility was 2.7 million Australian dollars, or approximately $1.3 million. We had 12.3 million Australian dollars, or approximately $6.0 million, available for future borrowings. During June 2001, we amended the Australian credit facility to add another 5.0 million Australian dollars, or approximately $2.4 million, to available credit for a total maximum credit availability of 20.0 million Australian dollars, or approximately $9.7 million.

     In the future, we may attempt to acquire other businesses to expand our existing computer and office supplies businesses in the United States or internationally, expand our product lines (similar to our entry into the office supplies business) and expand our services or capabilities in connection with our efforts to grow our business. We currently have no binding agreements to acquire any material businesses. However, at any time, we may have outstanding non-binding letters of intent. Should we be successful in acquiring other businesses, we may require additional financing to consummate such a transaction. Acquisitions involve certain risks and uncertainties, therefore, we can give no assurance with respect to whether we will be successful in identifying such a business to acquire, whether we will be able to obtain financing to complete such an acquisition, or whether we will be successful in operating or integrating the acquired business.

     We believe that we will be able to satisfy our working capital needs for the next twelve months, as well as business growth and planned capital expenditures, through funds available under our various line of credit facilities, trade credit, lease financing, internally generated funds and by increasing the amount available under our credit facilities. Further, depending on market conditions and the terms thereof, we may also consider obtaining additional funds through an additional line of credit, other debt financing or the sale of capital stock; however, no assurance can be given that such funds will be available on terms acceptable to Daisytek or at all.

OTHER MATTERS

  Inventory Management

     Daisytek manages its inventories held for sale in its core wholesale distribution business by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines and make large purchases from suppliers to take advantage of attractive terms. To reduce the risk of loss due to supplier price reductions and slow moving inventory, we have entered into purchasing agreements with many of our suppliers, including most of our major suppliers, which contain price protection and stock return privileges under which we receive credits if the supplier lowers prices on previously purchased inventory or if we return slow moving inventory in exchange for other products.

  Seasonality

     Although historically we have experienced our greatest sequential quarter revenue growth in our fourth fiscal quarter, management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for computer supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. We generally experience a relative slowness in sales during the summer months, which may adversely affect our first and second fiscal quarters in relation to sequential quarter performance.

  Inflation

     Our management believes that inflation has not had a material effect on our operations.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted by Daisytek effective April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on our financial statements.

     The Financial Accounting Standards Board has proposed new accounting for business combinations that, among other things, would change the accounting for goodwill recorded in business acquisitions as of the date of the new Statement. An important part of the proposed Statement is that amortization of goodwill would cease for both assets acquired prior to the effective date of the Statement and for any new goodwill acquired after the effective date of the Statement. Rather than amortizing these assets, goodwill would be reviewed for impairment using a "market value" approach. The proposed Statement is expected to be issued in July 2001. As the amortization of the excess of cost over net assets acquired is a significant non-cash expense that we currently recognize, this proposed Statement, if finalized in its current form, could have a material impact on our financial statements.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

  We face competition from many sources that could adversely affect our business.

     We operate in a highly competitive environment. Minimal barriers to entry allow competitors to easily offer products and services that compete with those that we currently offer or anticipate offering. Our current and potential competitors include:

     - national, regional and specialty wholesalers of computer and office supplies;

     - traditional retailers that sell or resell office products and business services, either through storefront locations or through the internet, where they can economically justify direct purchasing from manufacturers;

     - large hardware wholesalers who sell supplies as an ancillary product line; and

     - manufacturers wishing to sell direct to resellers or end-users.

     Some of these competitors are larger than we are and have greater financial and other resources available to them than we do. We cannot assure you that we can continue to compete successfully against these or other competitors in the future. In addition, increased competition in the business products industry, together with increased advertising, has heightened price awareness among end users. This heightened price awareness has led to margin pressure on business products. In the event that this trend continues, our profit margins could be adversely affected.

  The loss of key suppliers and/or shipping companies could adversely affect our business.

     We depend on our suppliers to provide us with the products and services we need to serve our customers. Our agreements with our suppliers are generally terminable at any time or on short notice, with or without cause, and, while we consider our relationships with our suppliers to be good, we cannot assure you that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Termination of such relationships or changes by our suppliers in their policies regarding wholesale distributors or volume discount schedules, other marketing programs applicable to us or product pricing generally may have a material adverse effect on our business. In addition, we rely on strategic product shipping relationships to ship our products from our distribution centers to our customers. Loss of any of these relationships could reduce our ability to deliver our products to our customers on a timely basis and material changes in delivery terms and pricing could adversely affect our business.

  Our business could be adversely affected by a systems or equipment failure.

     Our business depends upon the reliability of our systems and equipment, some of which is operated by third parties. Sustained or repeated system failures could significantly impair our ability to take orders, reduce the traffic on our website and may impair our reputation. We may, from time to time, experience interruptions due to several factors including hardware failures, unsolicited bulk e-mail and operating system failures. If delays or interruptions continue to occur, our customers could perceive our network as being unreliable, traffic on our website could deteriorate, customers may become less inclined to purchase from us, and our brand could be adversely affected. Any failure on our part to minimize or prevent capacity constraints or system interruptions could have an adverse effect on our brand and our business.

     Furthermore, our operations are dependent upon our ability to protect our distribution facilities, customer service centers, computer and telecommunications equipment and software systems against damage and failures. Damage or failures could result from fire, power loss, equipment malfunctions, system failures, natural disasters and other causes. Although we believe we have sufficient property and business interruption insurance, if our business is interrupted either from accidents or the intentional acts of others, our business could be materially adversely affected. In addition, in the event of widespread damage or failures at our facilities, our short-term disaster recovery and contingency plans and insurance coverage may not be sufficient.

     Our clients' businesses may also be harmed from any system or equipment failures we experience. In that event, our relationships with these clients may be adversely affected, we may lose these clients, our ability to attract new clients may be adversely affected and we could be exposed to liability.

     Interruptions could also result from the intentional acts of others, like "hackers." If our systems are penetrated by computer hackers, or if computer viruses infect our systems, our computers could fail or proprietary information could be misappropriated.

     If our clients suffer similar interruptions in their operations, for any of the reasons discussed above or for others, our business could also be adversely affected. Many of our customers' and suppliers' computer systems interface with our own. If they suffer interruptions in their systems, the link to our systems could be severed and sales could be negatively impacted.

  We depend on the continued operation of our distribution and fulfillment center in Memphis, Tennessee.

     We conduct a significant amount of our distribution and fulfillment operations and our internet/direct operations' order processing and fulfillment functions from our facility in Memphis, Tennessee. Any disruption in the operations at our Memphis distribution and fulfillment center for any reason, including due to damage from fire, natural disaster, power loss, telecommunications failure or similar events could cause us to be unable to fulfill internet/direct orders. This failure could cause us to lose customers, would harm our business and would lead to a decline in revenues. Additionally, we operate regional sales and distribution centers in Toronto, Ontario; Vancouver, British Columbia; Mexico City and Monterrey, Mexico; Sydney and Perth, Australia; and Buenos Aires, Argentina. To the extent we open additional distribution facilities in the future, we may face significant logistical and inventory management issues. We cannot assure you that we will be able to successfully manage these issues in the future or that we will be able to deal effectively with a disruption in the operation of our Memphis facility.

  A significant portion of our business is conducted in foreign countries, exposing us to additional risks in addition to those that exist in the United States.

     A major component of our business strategy is to continue to expand internationally, and a significant portion of our operations is conducted in foreign countries. For example, we operate regional sales and distribution centers in Toronto, Ontario; Vancouver, British Columbia; Mexico City and Monterrey, Mexico; Perth and Sydney, Australia; and Buenos Aires, Argentina. Additionally, certain of our Business Supplies Distributors operations are conducted in a distribution center operated by PFSweb in Liege, Belgium. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

     - changing regulatory requirements;

     - legal uncertainty regarding foreign laws, tariffs and other trade barriers;

     - political instability;

     - potentially adverse tax consequences;

     - foreign currency fluctuations; and

     - cultural differences.

     Any one or more of these factors may materially adversely affect our business in a number of ways, such as increased costs, operational difficulties and reductions in revenue.

  Changing manufacturers' prices and price fluctuations due to inflationary and other market conditions could adversely impact our net sales, gross margins and net income.

     We maintain substantial inventories to accommodate the prompt service and delivery requirements of our customers. Accordingly, we purchase our products on a regular basis in an effort to maintain our inventory at levels that we believe to be sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. Although we have historically been able to pass through manufacturers' price increases to our customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to our customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as we sell existing inventory. Changes in the prices paid by us for our products therefore could have a material adverse effect on our net sales, gross margins and net income, and the timing of such changes throughout the year could adversely impact quarterly results.

     In addition, many of our office supply product offerings have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. We are generally able to pass these increased costs on to our customers through price increases, although we may not be able to adjust our prices immediately. Significant increases in paper, fuel and other costs in the future could materially affect our profitability if these costs cannot be passed through to customers on a timely basis, if at all.

  A breach of our e-commerce security measures could reduce demand for our services.

     We offer several products through our SOLOnet service on our website and may offer additional products in the future. Advances in computer capabilities and new discoveries in the field of cryptography may compromise the security measures we use to protect our website, access to our databases, and transmissions to and from our website. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.

     We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches may disrupt our operations.

  We may engage in future acquisitions that could dilute our existing stockholders, cause us to incur significant expenses or harm our business.

     Our growth strategy is dependent to a substantial degree on our ability to effect acquisitions. Some of our major competitors have similar acquisition strategies, and the office products distribution industry is consolidating rapidly. As a result, there is substantial competition for suitable acquisition candidates in many markets. We are continuously engaged in the pursuit of acquisitions and are currently in discussion with several acquisition candidates, both domestic and foreign. Future acquisitions by us could result in risks such as the following:

     - we may be exposed to unknown liabilities of acquired companies;

     - our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

     - we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management's time and attention;

     - we may be unable to integrate or complete the development and application of acquired technology;

     - we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;

     - our relationships with key customers of acquired businesses may be impaired due to changes in management and ownership of the acquired businesses;

     - we may be unable to retain key employees of the acquired businesses;

     - we may incur amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

     - our stockholders may be diluted if we pay for the acquisition with equity securities.

     Any of these factors could harm our operating results. In addition, we cannot assure you that we will be able to acquire other computer and office products businesses on terms favorable to us.

  Our credit facilities impose restrictions with respect to various business matters.

     Our credit agreements contain numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments in respect of our capital stock, to engage in transactions with affiliates, to make certain payments and investments and to merge or consolidate with another entity. The credit agreements also contain a number of financial covenants that require us to meet certain financial ratios and tests. A failure to comply with the obligations in the credit agreements could result in an event of default under the credit agreements, which, if not cured or waived, could permit acceleration of the indebtedness thereunder and acceleration of indebtedness under other instruments that may contain cross-acceleration or cross-default provisions, any of which could have a material adverse effect on our financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  We have historically depended on PFSweb for various services.

     We have historically been dependent on PFSweb for various services, including management information systems. We have entered into a transition services agreement with PFSweb under which PFSweb will continue to provide certain of these services to us until November 25, 2001. When the term of this agreement expires, we will need either to extend the term of this agreement, engage other entities to perform these services or perform these services ourselves. The cost of these services may be significantly higher if we purchase services from other parties or devote resources to handle these functions internally.

  We have potential liability for certain of PFSweb's tax and credit obligations.

     For all periods in which we owned 80% or more of PFSweb's capital stock, PFSweb is included in our consolidated group for federal income tax purposes. If PFSweb or other members of the consolidated group fail to make any federal income tax payments, we would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation. In addition, in conjunction with the IPO, we have agreed to act as guarantor with respect to certain liabilities of PFSweb under certain of its operating leases. See Note 11 to the Consolidated Financial Statements included elsewhere in this document for additional information.

  Our quarterly operating results may be subject to significant fluctuation.

     Our operating results may fluctuate from quarter to quarter as a result of any of the following:

     - the mix of products and services sold;

     - pricing actions of our competitors and us;

     - pricing actions of our freight providers;

     - pricing actions of manufacturers;

     - seasonality; and

     - charges associated with acquisitions and investments.

     Most of our operating expenses, such as rent expense, depreciation and amortization expense, and employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if our sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore any sales shortfall would have a disproportionate effect on our net income for the quarter.

  We are dependent on our key personnel, and we need to hire and retain skilled personnel to sustain our business.

     Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business. We currently do not have employment agreements with our executive officers and key personnel. In addition, we need to attract and retain other highly-skilled technical and managerial personnel for whom there is intense competition. We cannot assure you that we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified technical and managerial personnel would materially adversely affect our ability to maintain and grow our business.

  Our certificate of incorporation, our bylaws and Delaware corporate law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders.

     Provisions of our certificate of incorporation, our bylaws and Delaware General Corporate Law, as well as our share rights purchase plan and change in control agreements we have with various Daisytek executives, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors will be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. In addition, we have a share rights purchase plan pursuant to which preferred stock will be issued upon the occurrence of certain triggering events, including a change in control of Daisytek (defined as a person or group acquiring, or announcing a tender offer to acquire, 15% or more of our common stock). Finally, our change in control agreements provide various benefits to our executives upon the occurrence of an acquisition or other change in control of Daisytek. These anti-takeover measures could discourage takeover attempts and could materially adversely affect the price of our stock.

  The price of our stock may fluctuate significantly.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     - quarterly variations in operating results;

     - changes in financial estimates by securities analysts; and

     - announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

     In addition, stock markets in general, and the Nasdaq National Market, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

     If our stock price proves to be volatile, we may be subject to securities class action litigation, which could result in substantial costs. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could reduce our revenues or adversely affect our operating results.

RISKS RELATED TO OUR INDUSTRY

  Consolidation in the business products industry could adversely affect our business.

     Consolidation continues throughout all levels of the business products industry. Consolidation has resulted in (a) an increased ability of resellers and end-users to buy goods directly from manufacturers on their own or through their participation in buying groups, (b) the ability of larger resellers who grow primarily through acquisitions to qualify for larger volume rebates than the acquired companies would have qualified for on a stand-alone basis and (c) fewer independent resellers to purchase from wholesalers. In addition, over the last decade, office products superstores (which largely buy directly from manufacturers) have entered virtually every major metropolitan market. Continuing consolidation could adversely affect our financial results.

  Our market is subject to rapid change and to compete we must continually enhance our systems to comply with evolving standards.

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

  Our industry is subject to seasonality and end-user demands may change rapidly.

     Although historically we have experienced our greatest sequential quarter revenue growth in our fourth fiscal quarter, our management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. Our management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for our computer supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. We generally experience a relative slowness in sales during the summer months, which may adversely affect our first and second fiscal quarter results in relation to sequential quarter performance. Any impact upon sales during this peak season could have a disproportionate effect on our results of operations for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

     In addition, our sales and profitability are largely dependent on our ability to continually enhance our product offerings in order to meet changing end-user demands. End-users' traditional demands for business products have changed over the last several years as a result of, among other things, the widespread use of computers and other technological advances (resulting in the reduction in use of traditional office supplies), efforts by various businesses to establish "paperless" work environments, increased recycling efforts and a trend toward non-traditional offices (such as home offices). Our ability to continually monitor and react to such trends and changes in end-user demands will be necessary to avoid adverse effects on our sales and profitability. In addition, our business, financial condition and results of operations could be adversely affected if and to the extent that end-user demand for a broad product selection or the need for overnight delivery were to diminish substantially or end-user demand for a higher proportion of low margin products were to increase substantially.

  We operate in an uncertain regulatory and legal environment. New laws and regulations could harm our business.

     Our business is either subject to or may be affected by current and future governmental regulation in many different jurisdictions. These rules, regulations, policies and procedures are constantly subject to change. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated. Various jurisdictions already have enacted laws covering intellectual property, privacy and taxation that could affect our business. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

FORWARD-LOOKING STATEMENTS

     Certain statements used in this annual report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of Daisytek are generally accompanied by words such as "anticipates," "expects," "estimates," "believes," "intends," "plans" or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond the control of Daisytek that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of key suppliers or customers; the loss of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties; exchange rate fluctuations; and the regulatory and trade environment (both domestic and foreign). Because such forward-looking statements are subject to risks, uncertainties and assumptions, you are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of the Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Daisytek is exposed to various market risks including interest rates on its debt and foreign exchange rates. In the normal course of business Daisytek employs established policies and procedures to manage these risks.

INTEREST RATE RISK

     Our interest rate risk is limited to our outstanding balances on our revolving lines of credit, which amounted to $77.9 million at March 31, 2001 and $42.1 million at March 31, 2000. To mitigate this risk, we converted $25.0 million of our outstanding balance from variable interest to a fixed rate of 5.93% for the three-year life of our United States credit facility. This interest rate swap has a fair value loss position of $0.7 million at March 31, 2001. An 80 basis point movement in interest rates would result in approximately $423,000 and $337,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at March 31, 2001 and 2000, respectively.

     We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

FOREIGN EXCHANGE RISK

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. During fiscal year 2001 and 2000, we entered into foreign currency exchange contracts to manage foreign currency exchange risk related to net investment and intercompany balances denominated in foreign currencies. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. Foreign currency instruments generally have maturities that do not exceed three months. We monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions.

     A currency rate fluctuation of 10% from year-end rates would change the fair value of the foreign exchange contracts outstanding at March 31, 2001 and 2000 by $1.6 million and $1.5 million, respectively. Gains or losses on the foreign exchange contracts would be offset by gains or losses in our net position in the related international business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   28
Report of Independent Public Accountants....................   29
Consolidated Balance Sheets as of March 31, 2001 and 2000...   30
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 2001, 2000 and 1999.............................   31
Consolidated Statements of Shareholders' Equity for the
  Fiscal Years Ended March 31, 2001, 2000 and 1999..........   32
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 2001, 2000 and 1999.......................   33
Notes to Consolidated Financial Statements..................   34

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Daisytek International Corporation:

     We have audited the accompanying consolidated balance sheet of Daisytek International Corporation and subsidiaries as of March 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daisytek International Corporation and subsidiaries at March 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Dallas, Texas,
May 8, 2001, except as to Note 3, as to
             which the date is May 25, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Daisytek International Corporation:

     We have audited the accompanying consolidated balance sheet of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daisytek International Corporation and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
May 4, 2000

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                                ----     --------
                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,656   $ 28,186
  Accounts receivable, net of allowance for doubtful
     accounts of $5,796 and $6,031 at March 31, 2001 and
     2000, respectively.....................................   172,179    167,402
  Inventories, net..........................................   135,421     96,371
  Prepaid expenses and other current assets.................    12,172      8,115
  Income taxes receivable...................................        --      3,714
  Deferred tax asset, net...................................        --        249
                                                              --------   --------
          Total current assets..............................   322,428    304,037
                                                              --------   --------
PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment.........................    23,325     52,491
  Leasehold improvements....................................     3,641      5,692
                                                              --------   --------
                                                                26,966     58,183
  Less -- Accumulated depreciation and amortization.........   (15,569)   (27,523)
                                                              --------   --------
     Net property and equipment.............................    11,397     30,660
OTHER ASSETS................................................       550      1,046
EXCESS OF COST OVER NET ASSETS ACQUIRED, net................    46,493     37,003
                                                              --------   --------
          Total assets......................................  $380,868   $372,746
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  1,436   $ 42,392
  Trade accounts payable....................................   131,228     92,978
  Accrued expenses..........................................    10,964     14,746
  Income taxes payable......................................     1,172         --
  Deferred tax liability, net...............................       359         --
                                                              --------   --------
          Total current liabilities.........................   145,159    150,116
                                                              --------   --------
LONG-TERM DEBT, less current portion........................    76,607      2,431
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST...........................................        --      9,513
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized at March 31, 2001 and 2000, none issued and
     outstanding............................................        --         --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized and 17,689,850 and 17,600,164 shares issued
     at March 31, 2001 and 2000, respectively...............       177        176
  Additional paid-in capital................................    94,663    136,736
  Retained earnings.........................................    92,415     76,340
  Accumulated other comprehensive loss......................    (6,043)    (2,566)
  Treasury stock at cost, 3,352,305 shares at March 31,
     2001...................................................   (22,110)        --
                                                              --------   --------
          Total shareholders' equity........................   159,102    210,686
                                                              --------   --------
          Total liabilities and shareholders' equity........  $380,868   $372,746
                                                              ========   ========

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL YEARS ENDED MARCH 31,
                                                            ----------------------------------
                                                               2001         2000        1999
                                                            ----------   ----------   --------
NET REVENUES..............................................  $1,189,656   $1,070,263   $916,518
COST OF REVENUES..........................................   1,060,981      962,366    808,151
                                                            ----------   ----------   --------
  Gross profit............................................     128,675      107,897    108,367
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES................................................     104,124       95,600     70,648
ACQUISITION RELATED COSTS.................................          --          619      1,111
LOSS ON DISPOSITION OF BUSINESS...........................          --       (1,000)     2,800
                                                            ----------   ----------   --------
  Income from operations..................................      24,551       12,678     33,808
INTEREST EXPENSE..........................................       5,559        4,035      2,797
                                                            ----------   ----------   --------
  Income before income taxes..............................      18,992        8,643     31,011
PROVISION FOR INCOME TAXES................................       7,613        4,670     11,823
                                                            ----------   ----------   --------
Income before minority interest and cumulative effect of
  accounting change.......................................      11,379        3,973     19,188
MINORITY INTEREST.........................................          47          566         --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX........          --           --       (405)
                                                            ----------   ----------   --------
NET INCOME................................................  $   11,426   $    4,539   $ 18,783
                                                            ==========   ==========   ========
NET INCOME PER COMMON SHARE:
  Basic
     Income before cumulative effect of accounting
       change.............................................  $     0.72   $     0.26   $   1.12
     Cumulative effect of accounting change, net of tax...          --           --      (0.02)
                                                            ----------   ----------   --------
     Net income...........................................  $     0.72   $     0.26   $   1.10
                                                            ==========   ==========   ========
  Diluted
     Income before cumulative effect of accounting
       change.............................................  $     0.71   $     0.25   $   1.08
     Cumulative effect of accounting change, net of tax...          --           --      (0.02)
                                                            ----------   ----------   --------
     Net income...........................................  $     0.71   $     0.25   $   1.06
                                                            ==========   ==========   ========
WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS
  OUTSTANDING:
     Basic................................................      15,904       17,248     17,101
     Diluted..............................................      16,108       18,186     17,789

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          ACCUMULATED
                              COMMON STOCK       ADDITIONAL                  OTHER          TREASURY STOCK
                           -------------------    PAID-IN     RETAINED   COMPREHENSIVE   ---------------------    TOTAL
                             SHARES     AMOUNT    CAPITAL     EARNINGS       LOSS          SHARES      AMOUNT     EQUITY
                           ----------   ------   ----------   --------   -------------   ----------   --------   --------
BALANCE AT MARCH 31,
  1998...................  16,935,896    $170     $85,501     $53,991       $(1,931)             --   $     --   $137,731
Net income...............          --      --          --      18,783            --              --         --     18,783
Other comprehensive
  income -- foreign
  currency translation
  adjustment.............          --      --          --          --          (266)             --         --       (266)
Comprehensive income.....
Distribution of earnings
  to The Tape Company
  shareholders...........          --      --          --        (973)           --              --         --       (973)
Net proceeds from
  exercise of common
  stock options..........     223,953       2       1,838          --            --              --         --      1,840
Issuance of common
  stock..................       2,533      --          55          --            --              --         --         55
                           ----------    ----     -------     -------       -------      ----------   --------   --------
BALANCE AT MARCH 31,
  1999...................  17,162,382     172      87,394      71,801        (2,197)             --         --    157,170
Net income...............          --      --          --       4,539            --              --         --      4,539
Other comprehensive
  income -- foreign
  currency translation
  adjustment.............          --      --          --          --          (369)             --         --       (369)
Comprehensive income.....
PFSweb offering..........          --      --      42,955          --            --              --         --     42,955
Deferred compensation
  expense on PFSweb stock
  options................          --      --          48          --            --              --         --         48
Employee stock purchase
  plan...................      31,823      --         368          --            --              --         --        368
Net proceeds from
  exercise of common
  stock options..........     402,548       4       5,926          --            --              --         --      5,930
Issuance of common
  stock..................       3,411      --          45          --            --              --         --         45
                           ----------    ----     -------     -------       -------      ----------   --------   --------
BALANCE AT MARCH 31,
  2000...................  17,600,164     176     136,736      76,340        (2,566)             --         --    210,686
Net income...............          --      --          --      11,426            --              --         --     11,426
Other comprehensive
  income -- foreign
  currency translation
  adjustment.............          --      --          --          --        (3,789)             --         --     (3,789)
Disposition of PFSweb....          --      --     (42,826)      4,649           312              --         --    (37,865)
Comprehensive income.....
Treasury stock
  purchases..............          --      --          --          --            --      (3,352,305)   (22,110)   (22,110)
Employee stock purchase
  plan...................      42,801       1         328          --            --              --         --        329
Net proceeds from
  exercise of common
  stock options..........      39,333                 360          --            --              --         --        360
Issuance of common
  stock..................       7,552      --          65          --            --              --         --         65
                           ----------    ----     -------     -------       -------      ----------   --------   --------
BALANCE AT MARCH 31,
  2001...................  17,689,850    $177     $94,663     $92,415       $(6,043)     (3,352,305)  $(22,110)  $159,102
                           ==========    ====     =======     =======       =======      ==========   ========   ========


                           COMPREHENSIVE
                              INCOME
                           -------------
BALANCE AT MARCH 31,
  1998...................
Net income...............     $18,783
Other comprehensive
  income -- foreign
  currency translation
  adjustment.............        (266)
                           -------------
Comprehensive income.....     $18,517
                           =============
Distribution of earnings
  to The Tape Company
  shareholders...........
Net proceeds from
  exercise of common
  stock options..........
Issuance of common
  stock..................
BALANCE AT MARCH 31,
  1999...................
Net income...............     $ 4,539
Other comprehensive
  income -- foreign
  currency translation
  adjustment.............        (369)
                           -------------
Comprehensive income.....     $ 4,170
                           =============
PFSweb offering..........
Deferred compensation
  expense on PFSweb stock
  options................
Employee stock purchase
  plan...................
Net proceeds from
  exercise of common
  stock options..........
Issuance of common
  stock..................
BALANCE AT MARCH 31,
  2000...................
Net income...............     $11,426
Other comprehensive
  income -- foreign
  currency translation
  adjustment.............      (3,789)
Disposition of PFSweb....         312
                           -------------
Comprehensive income.....     $ 7,949
                           =============
Treasury stock
  purchases..............
Employee stock purchase
  plan...................
Net proceeds from
  exercise of common
  stock options..........
Issuance of common
  stock..................
BALANCE AT MARCH 31,
  2001...................

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $11,426   $  4,539   $ 18,783
  Adjustments to reconcile net income to net cash provided
     by operating activities, net of effects of acquisitions
     and dispositions:
     Depreciation and amortization..........................    7,438      9,242      6,048
     Provision for doubtful accounts........................    3,966      7,783      2,863
     Minority interest......................................      (47)      (566)        --
     Other..................................................       16         48         --
     Deferred income tax benefit............................     (394)      (112)    (1,683)
  Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
     Accounts receivable....................................  (10,088)   (22,465)   (12,564)
     Inventories, net.......................................  (30,593)    24,699    (16,279)
     Prepaid expenses and other current assets..............     (692)     1,100     (1,222)
     Trade accounts payable and accrued expenses............   25,736    (15,385)    17,923
     Income taxes payable...................................    1,925     (4,238)      (884)
                                                              -------   --------   --------
Net cash provided by operating activities...................    8,693      4,645     12,985
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (7,549)   (15,175)   (10,523)
  Acquisitions of businesses, net of cash acquired..........  (10,607)   (21,132)   (20,585)
  Disposition of subsidiary.................................  (22,113)        --         --
  Disposition of business...................................       --         --      4,736
  Advances of employee receivables, net.....................      (45)       (75)      (117)
  Decrease (increase) in notes receivable and other
     assets.................................................    1,660      8,693    (12,070)
                                                              -------   --------   --------
Net cash used in investing activities.......................  (38,654)   (27,689)   (38,559)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) revolving lines of credit,
     net....................................................   36,647       (910)    28,686
  Payments to acquire treasury stock........................  (22,110)        --         --
  Payments on capital leases and notes payable..............  (11,174)    (8,533)    (4,787)
  Net proceeds of PFSweb initial public offering............       --     53,014         --
  Net proceeds from sale of stock, exercise of stock options
     and issuance of common stock...........................      738      6,343      1,906
  Distributions to former shareholders of The Tape
     Company................................................       --         --       (973)
                                                              -------   --------   --------
Net cash provided by financing activities...................    4,101     49,914     24,832
                                                              -------   --------   --------
Effect of exchange rates on cash............................      330       (235)       206
                                                              -------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS..........................................  (25,530)    26,635       (536)
CASH AND CASH EQUIVALENTS at beginning of year..............   28,186      1,551      2,087
                                                              -------   --------   --------
CASH AND CASH EQUIVALENTS at end of year....................  $ 2,656   $ 28,186   $  1,551
                                                              =======   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Daisytek International Corporation ("Daisytek" or the "Company") is a leading wholesale distributor of computer and office supplies and professional tape products, in addition to providing marketing and demand generation services. The Company sells its products and services in the United States, Canada, Australia, Mexico, South America and Europe. Prior to the spin-off of PFSweb during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statement and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognizes product revenue upon shipment of product to customers and provides for estimated returns and allowances. The Company permits its customers to return defective products (many of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. The Company offers terms to its customers that it believes are standard for its industries. PFSweb service fee revenues were recognized at the time the service was provided to the client.

  Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

  Inventories

     Inventories (merchandise held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation expense is computed by a straight-line method over estimated useful lives of the respective assets which range from three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized and depreciated over the remaining useful lives of the assets.

  Excess of Cost over Net Assets Acquired

     Excess of cost over net assets acquired is generally amortized by the straight-line method over estimated useful lives of 15 to 40 years. Amortization expense for each of the fiscal years 2001, 2000 and 1999 was approximately $2.0 million, $1.5 million and $0.7 million, respectively. Accumulated amortization of intangible assets was $5.2 million at March 31, 2001 and $3.2 million at March 31, 2000.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Impairment of Long-Lived Assets

     The Company periodically evaluates whether events or circumstances have occurred that indicate that excess of cost over net assets acquired and other long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recognized.

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

     For the Company's Mexican and European subsidiaries, the United States dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably inventory and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period, except for those items of expense which relate to assets translated at historical rates. The gains and losses from foreign currency transactions and translation related to these subsidiaries are included in net income and have not been material. Effective April 1, 2001, the Eurodollar is the functional currency for the Company's European subsidiary.

  Interest Rate Swaps

     The Company's interest rate swap agreements are used to manage well-defined interest rate risks related to the Company's outstanding debt and are not used for trading purposes. Under interest rate contracts, the differential to be paid or received is recognized in income or expense over the life of the contract as an adjustment to interest expense.

  Cumulative Effect of Accounting Change

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities, requiring these costs to be accounted for as period expenses. During fiscal 1999, the Company adopted this pronouncement and recorded a cumulative effect charge to income, net of income taxes, as of April 1, 1998, of $0.4 million.

  Income Taxes

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Stock Option Plans

     The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price at the date of grant. Note 7 provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

  Reclassifications

     Certain prior year data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows. During the fourth quarter of fiscal year 2001, Daisytek restated all prior periods to classify freight costs billed to customers and rebates paid to customers as components of net revenues in compliance with Emerging Issues Task Force Issues No. 00-10, Accounting for Shipping and Handling Fees and Costs, and No. 00-14, Accounting for Certain Sales Incentives. Freight costs billed to customers and rebates paid to customers had previously been recorded as a component of cost of sales.

     Freight costs incurred by the Company continue to be recorded as a component of cost of sales.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted by the Company effective April 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial statements.

     The Financial Accounting Standards Board has proposed new accounting for business combinations that, among other things, would change the accounting for goodwill recorded in business acquisitions as of the date of the new Statement. An important part of the proposed Statement is that amortization of goodwill would cease for both assets acquired prior to the effective date of the Statement and for any new goodwill acquired after the effective date of the Statement. Rather than amortizing these assets, goodwill would be reviewed for impairment using a "market value" approach. The proposed Statement is expected to be issued in July 2001. As the amortization of the excess of cost over net assets acquired is a significant non-cash expense of the Company, this proposed Statement, if finalized in its current form, could have a material impact on the financial statements.

NOTE 2 -- BUSINESS COMBINATIONS

     During June 1998, the Company completed the acquisition of The Tape Company through a stock-for-stock merger. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 974,864 shares of Daisytek common stock for all of The Tape Company's common stock. The Tape Company is an independent distributor of professional grade audio and video media products.

     In March 1999, the Company purchased the professional tape division of VTP, a Glendale, California-based distributor of professional-grade audio and video media and professional hardware products for approximately $13.5 million. In addition, the Company sold certain assets of its professional hardware division to VTP for approximately $4.7 million. The acquisition of VTP was accounted for using

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based on fair values at the date of acquisition. This resulted in costs in excess of fair value of approximately $11.9 million, which is being amortized over 25 years. In connection with this transaction, the Company recorded a $2.8 million one-time charge relating to the disposition of its hardware division. In fiscal year 2000, the Company reversed $1.0 million of this charge as management was able to avoid some of the costs associated with this disposition. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition is not material to the financial position or results of operations of the Company.

     On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc., a specialty wholesaler of copier and fax consumables, for an initial price of approximately $19.5 million. This transaction was accounted for using the purchase method of accounting and the related goodwill is being amortized over 20 years. The purchase agreement provides for an adjustment to the purchase price based on certain performance criteria for each of the twelve-month periods ended September 30, 2000 and 2001. The first performance period has been achieved and the Company has increased the original purchase price and goodwill by approximately $1.6 million, which is being amortized over the remaining life of the asset. The entire cost of the acquisition was funded through the Company's available cash. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition is not material to the financial position or results of operations of the Company.

     On May 3, 2000, the Company acquired certain assets and liabilities of B.A. Pargh Company, LLC, a wholesaler of office products and customer of PFSweb, for approximately $2.5 million. In addition, as part of this acquisition, the Company paid off approximately $6.5 million in assumed debt. The acquisition was accounted for by the purchase method of accounting for business combinations and the related cost in excess of fair value of approximately $3.6 million is being amortized over 20 years. The entire cost of the acquisition was funded through the Company's credit facility. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition is not material to the financial position or results of operations of the Company.

     Effective October 1, 2000, the Company acquired the capital stock of Etertin y CIA, S.A. in Buenos Aires, Argentina, a wholesale distributor of computer supplies and accessories, for approximately $5.8 million, of which $1.0 million is subject to adjustment for realization of assets at lower than book value acquired. In addition, the Company assumed approximately $4.7 million in debt. The acquisition was accounted for by the purchase method of accounting for business combinations and the related goodwill of approximately $6.5 million is being amortized over 20 years. The entire cost of the acquisition was funded through the Company's credit facility. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition is not material to the financial position or results of operations of the Company.

NOTE 3 -- PFSWEB SPIN-OFF

     Daisytek completed the spin-off PFSweb, its international provider of transaction management services to both traditional and e-commerce companies, during July 2000. In December 1999, PFSweb completed an initial public offering ("IPO") of 3,565,000 shares of its common stock. On July 7, 2000, the Company announced the completion of the spin-off of PFSweb by means of a tax-free distribution of Daisytek's remaining 80.1 percent ownership of PFSweb. The pro rata distribution of 14,305,000 shares of PFSweb was made at the close of business July 6, 2000 to Daisytek shareholders of record as of June 19, 2000. Based on the shares outstanding of each company on the record date, Daisytek shareholders received approximately 0.81 shares of PFSweb stock for each share of Daisytek stock they owned on the record date. In June 2000, the Company received a favorable private letter ruling from the Internal Revenue

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Service regarding the tax-free treatment of the distribution of Daisytek's remaining ownership in PFSweb. Daisytek and PFSweb are party to a tax indemnification and allocation agreement, which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters.

     As part of the IPO, PFSweb and Daisytek entered into various agreements governing the transaction management services that PFSweb provided for Daisytek. Additionally, PFSweb purchased from Daisytek certain fixed assets in the central distribution complex in Memphis, Tennessee. On May 25, 2001, the Company completed a transaction to terminate certain transaction management services agreements between the two companies and to purchase certain Memphis distribution assets from PFSweb, including those assets previously sold to PFSweb at the time of the IPO. The aggregate cost of this transaction is estimated to be approximately $16 million, including $11 million payable to PFSweb and $5 million to implement segregated information technology platforms and to expand fulfillment capabilities. The Company expects to recognize a special charge of approximately $2.7 million after taxes during the first quarter of fiscal year 2002 related to this transaction. Prior to completion of the transaction, the Company received a favorable supplemental ruling from the Internal Revenue Service that the acquisition of certain fixed assets would not adversely affect the June 2000 Internal Revenue Service ruling. PFSweb will continue to offer services to Daisytek under a new, separate fee agreement for a six-month period to support the transfer of fulfillment operations and transaction processing back to Daisytek, including the transition to a separate information technology platform.

     The existing master distribution agreements with IBM, under which the Company's subsidiary Business Supplies Distributors acts as the master distributor and PFSweb records revenues for providing transaction management services, are due to expire at varying dates prior to December 31, 2001. The Company does not intend to renew the master distribution agreements and has notified IBM of these intentions.

     The following table represents the balance sheet information for PFSweb as of the date of the spin-off, and is provided to assist in understanding the impact of the disposition on the consolidated balance sheet of the Company (amounts in thousands):

                               ASSETS

Cash.......................................................  $22,113
Accounts receivable, net...................................   10,879
Prepaid expenses and other current assets..................    3,420
Property and equipment, net................................   21,557
Other assets...............................................      501
                                                             -------
          Total assets.....................................  $58,470
                                                             =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt..........................  $   281
Trade accounts payable.....................................    5,190
Accrued expenses...........................................    3,336
Long-term debt, less current portion.......................    2,342
Shareholders' equity -- minority interest..................    9,456
Shareholders' equity -- Daisytek...........................   37,865
                                                             -------
          Total liabilities and shareholders' equity.......  $58,470
                                                             =======

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 4 -- DEBT

     Debt as of March 31, 2001 and 2000 consists of the following (in thousands):

                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Revolving line of credit, United States.....................  $74,000   $ 32,800
Revolving term loan, Canada.................................    1,332         --
Revolving line of credit, Canada............................    1,275      7,948
Revolving line of credit, Australia.........................    1,287      1,365
Other.......................................................      149      2,710
                                                              -------   --------
                                                               78,043     44,823
Less: Current portion of long-term debt.....................   (1,436)   (42,392)
                                                              -------   --------
Long-term debt, less current portion........................  $76,607   $  2,431
                                                              =======   ========

  Revolving Line of Credit, United States

     In December 2000, the Company entered into an agreement with certain banks for a revolving line of credit facility in the United States that has a maximum borrowing availability of $120.0 million and expires on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. This credit facility replaced the Company's previous United States credit facility, which would have expired on January 1, 2001. Borrowings under the credit facility accrue interest, at the Company's option, at the prime rate of the lead bank or a Eurodollar rate, plus an adjustment ranging from 1.05% to 2.0% depending on the Company's financial performance. The Company pays fees ranging from 0.20% to 0.375% on the entire credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of net worth, and restrictions on certain activities, including loans and payments to related parties, incurring additional debt, acquisitions, investments and asset sales. The credit facility is secured by a pledge of 100% of the stock of the Company's United States subsidiaries and 65% of the stock of the Company's material foreign subsidiaries. Upon the occurrence of a default, the credit facility would also be secured by the Company's other assets. As of March 31, 2001, the outstanding balance under the Company's United States credit facility was $74.0 million with a weighted average interest rate of 6.63%. Based on the Company's borrowing limit at March 31, 2001, $43.8 million was available for future borrowings.

     The credit facility also includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, the Company added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability to $150.0 million.

  Revolving Term Loan and Revolving Line of Credit, Canada

     During August 1999, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for a revolving term loan. The term loan, which expires on August 31, 2001, allows the Company to borrow Canadian or U.S. dollars up to a maximum of 10.0 million Canadian dollars, or approximately $6.3 million. The term loan accrues interest at the Company's option at either the bank's prime rate plus 0.10% or the bank's U.S. dollar commercial loan rate plus 0.10%. A commitment fee of 0.25% is charged on the unused portion of the term loan. As of March 31, 2001, the outstanding balance under the Company's Canadian revolving term loan was 2.1 million Canadian dollars, or approximately $1.3 million, at an interest rate of 6.85%. The Company had 7.9 million Canadian dollars, or approximately $5.0 million, available for future borrowings.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     In December 2000, the Company's Canadian subsidiary entered into an agreement with a Canadian bank for an unsecured revolving line of credit facility in addition to the term loan. The Canadian credit facility expires on January 1, 2002 and replaced the Company's previous Canadian revolving line of credit facility, which would have expired on December 31, 2000. The Canadian credit facility allows the Company to borrow Canadian or U.S. dollars up to a maximum of 5.0 million Canadian dollars, or approximately $3.2 million. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate or the bank's cost of funds plus an adjustment ranging from 1.3% to 2.0% depending on the Company's financial performance. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the prime rate of the bank or a Eurodollar rate plus an adjustment ranging from 1.3% to 2.0% depending on the Company's financial performance. A facility fee of 0.20% to 0.375% is charged on the entire amount of the Canadian credit facility. As of March 31, 2001, the outstanding balance under the Company's Canadian revolving line of credit facility was 2.0 million Canadian dollars, or approximately $1.3 million, at an interest rate of 6.75%. The Company had 3.0 million Canadian dollars, or approximately $1.9 million, available for future borrowings.

     During April 2001, the Company refinanced the Canadian revolving term loan and Canadian revolving credit facility with a single credit facility of 20.0 million Canadian dollars, or approximately $12.7 million, expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 50 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 50 basis points. The credit facility includes a standby fee of 0.25% on the unused portion of the credit facility.

  Revolving Line of Credit, Australia

     In December 2000, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility allowing the Company to borrow Australian dollars up to a maximum of
15.0 million Australian dollars, or approximately $7.3 million. The Australian credit facility expires on January 1, 2002 and replaced the Company's previous Australian revolving line of credit facility, which would have expired on December 31, 2000. The Australian credit facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 1.3% to 2.0% depending on the Company's financial performance. A facility fee of 0.20% to 0.375% is charged on the entire amount of the Australian facility. As of March 31, 2001, the outstanding balance under the Company's Australian credit facility was 2.7 million Australian dollars, or approximately $1.3 million, at an interest rate of 7.18%. The Company had 12.3 million Australian dollars, or approximately $6.0 million, available for future borrowings.

     During May 2001, the Company amended its Australian credit facility to add another 5.0 million Australian dollars, or approximately $2.4 million, to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $9.7 million.

  Other

     At March 31, 2001, other debt represents notes payable assumed in connection with the acquisition of Etertin in Argentina, effective October 1, 2000. At March 31, 2000, other debt represents non-cancelable capital lease agreements involving warehouse equipment and computer equipment. The Company's property held under capital leases at March 31, 2000, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $2.7 million, net of accumulated amortization of approximately $0.1 million.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Future maturities of long-term debt at March 31, 2001, giving effect to the refinancing of the Canadian credit facility, are as follows (in thousands):

FISCAL YEAR ENDED MARCH 31,
---------------------------
  2002.....................................................  $ 1,436
  2003.....................................................       --
  2004.....................................................   74,000
  2005.....................................................    2,607
  2006.....................................................       --
  Thereafter...............................................       --
                                                             -------
                                                             $78,043
                                                             =======

NOTE 5 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

     In the opinion of management, credit risk with respect to trade receivables is limited due to a large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. The Company's derivative instruments are subject to credit risk of non-performance by counterparties under such agreements. However, this risk is minimal as the Company selects counterparties with high credit ratings and the majority of the Company's derivative instruments are with participating banks under its credit facilities.

  Currency Rate Management

     During fiscal year 2001 and 2000, the Company periodically entered into foreign currency exchange contracts to manage its foreign currency exchange risk related to the net investment and intercompany balances applicable to its foreign subsidiaries. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. At March 31 2001, many of the Company's outstanding hedges were offset by contracts to exchange U.S. dollars for a foreign currency at a fixed rate at a future date. At March 31, 2001, the outstanding contract amounts in U.S. dollars totaled $16.3 million, including $12.4 million for Eurodollars, $2.6 million for Australian dollars, and $1.3 million for Canadian dollars. At March 31, 2000, the outstanding contract amounts in U.S. dollars totaled $19.7 million, including $11.5 million for Australian dollars and $8.2 million for Canadian dollars. The Company had incurred net unrealized gains (losses) on its foreign currency exchange contracts of ($0.5) million and $0.6 million at March 31, 2001 and 2000, respectively, which are included as a component of shareholders' equity. Due to the short-term nature of these contracts, fair value approximates the recorded net unrealized gain (loss).

  Interest Rate Management

     The Company may enter into interest rate swaps to diversify its risk associated with interest rate fluctuations. Under these interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. At March 31, 2001, the Company had an interest rate swap agreement with a notional amount of $25.0 million and a fair value loss position of $0.7 million.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 -- SHAREHOLDERS' EQUITY

  Public Offerings

     In December 1999, PFSweb successfully completed the IPO of 19.9% of its outstanding stock and sold 3,565,000 shares of common stock at $17 per share. Net proceeds from the IPO aggregated $53 million and were used to repay PFSweb's intercompany payable to Daisytek of approximately $27 million and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services, for $5.0 million. Daisytek used these proceeds to repay bank debt. As a result of the IPO, the Company's additional paid-in capital increased by approximately $43 million.

     On July 7, 2000, Daisytek completed the spin-off of PFSweb and distributed approximately 0.81 shares of PFSweb common stock for each share of Daisytek common stock owned by Daisytek shareholders. Daisytek's stock price was adjusted on July 7, 2000 to exclude the value of PFSweb.

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

  Stock Repurchase

     On July 10, 2000, the Company announced the authorization by the Board of Directors of the repurchase of up to 10% of the outstanding shares of its common stock, and on September 13, 2000, the Company announced the authorization of the repurchase of up to an additional 10% of the then outstanding shares of common stock. As of March 31, 2001, the two approved share buy-back programs were completed and a total of approximately 3.4 million shares have been repurchased using cash of approximately $22 million.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Reconciliation of Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted-average shares excluded from the calculation that related to potentially dilutive securities amount to approximately 1.3 million, 0.7 million and 0.6 million for the years ended March 31, 2001, 2000 and 1999, respectively.

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                                2001      2000       1999
                                                              --------   -------   --------
NUMERATOR:
  Income before cumulative effect of accounting change......  $11,426    $4,539    $19,188
  Cumulative effect of accounting change....................       --        --       (405)
                                                              -------    ------    -------
  Net income................................................  $11,426    $4,539    $18,783
                                                              =======    ======    =======
DENOMINATOR:
Denominator for basic earnings per share -- Weighted average
  shares....................................................   15,904    17,248     17,101
Effect of dilutive securities:
  Stock options.............................................      204       938        688
                                                              -------    ------    -------
Denominator for diluted earnings per share -- Adjusted
  weighted average shares...................................   16,108    18,186     17,789
Net income per common share:
  Basic:
     Income before cumulative effect of an accounting
       change...............................................  $  0.72    $ 0.26    $  1.12
     Cumulative effect of an accounting change..............       --        --      (0.02)
                                                              -------    ------    -------
     Net income.............................................  $  0.72    $ 0.26    $  1.10
                                                              =======    ======    =======
  Diluted:
     Income before cumulative effect of an accounting
       change...............................................  $  0.71    $ 0.25    $  1.08
     Cumulative effect of an accounting change..............       --        --      (0.02)
                                                              -------    ------    -------
     Net income.............................................  $  0.71    $ 0.25    $  1.06
                                                              =======    ======    =======

NOTE 7 -- STOCK PLANS

  Employee Stock Purchase Plan

     Daisytek provides its employees an opportunity to acquire a proprietary interest in the company under its 1998 Employee Stock Purchase Plan qualified under Section 423 of the Internal Revenue Code of 1986. The stock purchase plan provides for acquisition of Daisytek common stock at a 15% discount of market value and permits each employee of Daisytek's domestic subsidiaries who have completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10% of their compensation with after-tax dollars up to a maximum annual contribution of $25,000. The Company has reserved 250,000 shares of its common stock under the stock purchase plan. As of March 31, 2001, 74,624 shares of common stock had been purchased under the plan.

  Stock Option Plans

     The Company has established various stock option plans which provide for the grant of incentive awards in the form of stock options to directors, executive management, key employees and outside consultants of Daisytek. These plans are administered by the Compensation Committee of the Board of Directors. Options issued under these stock option plans have exercise prices equal to the fair market value

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES of the Company's common stock on the date of issuance, generally vest over a three-year period from the date of grant and expire ten years after the date of grant.

     In connection with the completion of the PFSweb spin-off as of July 6, 2000, all outstanding Daisytek options ("Daisytek Pre-spin Options") were adjusted and/or replaced with Daisytek options (the "Daisytek Post-spin Options") and PFSweb options (the "PFSweb Post-spin Options," and together with the Daisytek Post-spin Options, the "Replacement Options"). The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding Daisytek Pre-spin Option which is replaced by such Replacement Option immediately prior to the spin-off and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved. Other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced Daisytek Pre-spin Option, except that option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     As of March 31, 2001, Daisytek has authorized an aggregate of 5,550,000 shares of common stock for issuance under the various stock option plans. Additionally, the Company's Board of Directors authorized an additional 1,999,026 shares for issuance outside the existing plans. The aggregate number of options available for issuance under the Company's plans at March 31, 2001 is 1,523,953.

     The following table summarizes the Company's stock option activity for the fiscal years ended March 31, 1999, 2000 and 2001:

                                                                OPTIONS     WEIGHTED AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
Balance at March 31, 1998...................................   1,725,974         $11.66
  Granted...................................................   2,773,892         $15.68
  Exercised.................................................    (223,953)        $ 7.18
  Canceled..................................................    (291,844)        $16.41
                                                              ----------
Balance at March 31, 1999...................................   3,984,069         $14.37
  Granted...................................................     473,500         $ 9.83
  Exercised.................................................    (402,548)        $11.73
  Canceled..................................................     (97,226)        $16.46
                                                              ----------
Balance at March 31, 2000...................................   3,957,795         $13.07
  Granted...................................................      25,000         $10.69
  Exercised.................................................     (28,800)        $10.78
  Canceled..................................................     (70,721)        $16.20
  Terminated -- PFSweb spin-off.............................  (3,883,274)        $14.00
  Reissued -- PFSweb spin-off...............................   3,634,736         $ 8.00
  Granted...................................................   2,441,000         $ 6.43
  Exercised.................................................     (10,533)        $ 7.44
  Canceled..................................................    (356,932)        $ 8.00
                                                              ----------
Balance at March 31, 2001...................................   5,708,271         $ 7.33
                                                              ==========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at March 31, 2001:

                          OUTSTANDING                                    EXERCISABLE
---------------------------------------------------------------   --------------------------
                              WEIGHTED AVERAGE      WEIGHTED                     WEIGHTED
   RANGE OF                      REMAINING          AVERAGE                      AVERAGE
EXERCISE PRICES    OPTIONS    CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
---------------   ---------   ----------------   --------------   ---------   --------------
$1.65                   288      2.0 years           $ 1.65             288       $ 1.65
$4.88 - $7.04     2,823,164      8.7 years             6.20         638,867         6.16
$7.38 - $10.17    2,684,657      7.4 years             8.00       1,628,767         8.00
$11.10 - $14.31     200,162      7.0 years            13.73          99,321        14.00
                  ---------                                       ---------
                  5,708,271                          $ 7.33       2,367,243       $ 7.76
                  =========                                       =========

     As of March 31, 2001, 2000 and 1999, 2,367,243, 1,038,568 and 413,766,
respectively, of options outstanding were exercisable. The weighted-average fair value of options granted during fiscal years 2001, 2000 and 1999 was $3.44, $5.41 and $7.93, respectively.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost is recognized in the consolidated financial statements for stock options which have exercise prices equal to or in excess of the market value of the Company's common stock on the date of issuance. Had the Company determined compensation cost based on the fair value of stock options at the grant date under SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows:

                                                           FISCAL YEARS ENDED MARCH 31,
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
Net income (loss):
  As reported...........................................  $11,426    $ 4,539    $18,783
  Pro forma.............................................  $ 5,586    $(3,801)   $14,169
Earnings (loss) per share:
  Basic:
     As reported........................................  $  0.72    $  0.26    $  1.10
     Pro forma..........................................  $  0.35    $ (0.22)   $  0.83
  Diluted
     As reported........................................  $  0.71    $  0.25    $  1.06
     Pro forma..........................................  $  0.35    $ (0.22)   $  0.80

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2001, 2000 and 1999: risk-free interest rates ranging from 4.6% to 6.0%; dividend yields of 0%; expected stock volatility ranging from 41.4% to 56.9%; and expected lives ranging from five to six years.

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                            FISCAL YEARS ENDED MARCH 31,
                                                            ----------------------------
                                                             2001      2000       1999
                                                            -------   -------   --------
Cash paid during the period for:
  Interest................................................  $5,664    $3,853    $ 2,718
  Income taxes............................................  $3,892    $7,669    $14,607
Fixed assets acquired under capital leases................  $   --    $2,400    $   347

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 -- INCOME TAXES

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, capitalization of inventory costs, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. A reconciliation of the difference between the expected income tax provision, before cumulative effect of accounting change, at the U.S. Federal statutory corporate tax rate of 35%, 34% and 35% for fiscal year 2001, 2000 and 1999, respectively, and the Company's effective tax rate is as follows (in thousands):

                                                            FISCAL YEARS ENDED MARCH 31,
                                                            ----------------------------
                                                             2001      2000       1999
                                                            -------   -------   --------
Provision computed at statutory rate......................  $6,647    $2,939    $10,854
Impact of foreign taxation at different rate..............     487       264        538
State income taxes, net of federal benefit................     386       415        694
Expenses not deductible for tax purposes..................     352       420        346
Impact of acquired subchapter S corporation accounted for
  as a pooling of interests...............................      --        --       (291)
Change in valuation reserve...............................      --       807       (203)
Other.....................................................    (259)     (175)      (115)
                                                            ------    ------    -------
  Provision for income taxes..............................  $7,613    $4,670    $11,823
                                                            ======    ======    =======

     The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                            FISCAL YEARS ENDED MARCH 31,
                                                            ----------------------------
                                                             2001      2000       1999
                                                            -------   -------   --------
Current
  Domestic................................................  $3,960    $1,458    $ 9,857
  State...................................................     560       628      1,068
  Foreign.................................................   3,487     2,696      2,581
                                                            ------    ------    -------
          Total current...................................   8,007     4,782     13,506
                                                            ------    ------    -------
Deferred
  Domestic................................................    (278)     (151)    (1,683)
  Foreign.................................................    (116)       39         --
                                                            ------    ------    -------
          Total deferred..................................    (394)     (112)    (1,683)
                                                            ------    ------    -------
          Total...........................................  $7,613    $4,670    $11,823
                                                            ======    ======    =======

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The components of the deferred tax asset (liability) as of March 31, 2001 and 2000 are as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $1,570   $1,568
  Inventory.................................................     885      880
  Foreign net operating loss carryforwards..................   3,809    1,974
  Other.....................................................     376    1,113
                                                              ------   ------
                                                               6,640    5,535
  Less -- Valuation reserve.................................      --     (915)
                                                              ------   ------
          Total deferred tax assets.........................   6,640    4,620
                                                              ------   ------
Deferred tax liabilities:
  Accounts receivable discount..............................     571    1,038
  Foreign inventory purchases...............................   2,954    2,437
  Intangibles...............................................     810      391
  Other.....................................................   2,664      505
                                                              ------   ------
          Total deferred tax liabilities....................   6,999    4,371
                                                              ------   ------
Net deferred tax asset (liability)..........................  $ (359)  $  249
                                                              ======   ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The foreign net operating loss carryforwards at March 31, 2001 and 2000 relate primarily to taxable losses of the Company's Mexican subsidiary. These loss carryforwards begin to expire in fiscal year 2013. The foreign net operating loss carryforwards at March 31, 2000 also include taxable losses related to PFSweb's European subsidiary.

     As of March 31, 2000, a valuation allowance was recorded due to uncertainties regarding the Company's ability to utilize PFSweb deferred tax assets following its spin-off from the Company. During fiscal year 2001, the valuation allowance and related deferred tax assets were transferred to PFSweb upon completion of the PFSweb spin-off.

     The Company received a tax benefit due to the exercise of certain stock options of $1.1 million during fiscal year 2000 and $0.4 million during fiscal year 1999.

NOTE 10 -- RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

     The Company makes available one-year and three-year loans to its executive officers and non-employee directors. The one-year loans accrue interest at the Company's effective borrowing rate (6.9% at March 31, 2001 and 8.0% at March 31,
2000) and the three-year loans accrue interest at the Company's effective borrowing rate plus one percent. Loan amounts classified as short-term under these contracts are included in prepaid expenses and other current assets on the Company's consolidated balance sheets and totaled $0.5 million and $0.3 million at March 31, 2001 and 2000, respectively. Loan amounts classified as long-term under these contracts are included in other assets on the Company's consolidated balance sheets and totaled $0.6 million and $0.5 million at March 31, 2001 and 2000, respectively.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 11 -- COMMITMENTS, CONTINGENCIES AND GUARANTEES

     The Company and its subsidiaries lease facilities and warehouse, office, transportation and other equipment under operating leases expiring in various years. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. As discussed in Note 3, the Company completed a transaction during June 2001 to purchase certain distribution assets from PFSweb and to terminate certain transaction management services agreements with PFSweb. As a result, sublease rentals of approximately $4.8 million that, as of March 31, 2001, were scheduled to be paid by PFSweb will be now be paid by the Company. Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

2002......................................................   $ 8,549
2003......................................................     7,031
2004......................................................     6,176
2005......................................................     3,225
2006......................................................     2,653
Thereafter................................................     3,891
                                                             -------
Total minimum lease payments..............................    31,525
Less: sublease rentals....................................     7,004
                                                             -------
                                                             $24,521
                                                             =======

     Total rental expense under operating leases approximated $6.0 million, $8.8 million and $5.8 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

     Although the Company carries products and accessories supplied by numerous vendors, the Company's net revenues from products manufactured by its ten largest suppliers were approximately 76%, 78% and 69% of total net revenues during fiscal years 2001, 2000 and 1999, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Additionally, many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company receives credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow-moving inventory in exchange for other products.

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position, results of operations or cash flows.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     In connection with the IPO of PFSweb, the Company has guaranteed certain PFSweb operating lease obligations. The Company does not expect to make any payments under its guarantee of the PFSweb operating leases; however, if performance were required, the amounts listed below would be mitigated by terminations and/or subleases. The total minimum payments for the PFSweb operating leases which are guaranteed by the Company are as follows (in thousands):

2002......................................................   $ 4,071
2003......................................................     4,158
2004......................................................     2,771
2005......................................................     1,735
2006......................................................     1,731
Thereafter................................................     2,871
                                                             -------
          Total...........................................   $17,337
                                                             =======

NOTE 12 -- EMPLOYEE SAVINGS PLAN

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal year 2001, 2000 and 1999, the Company matched 10% of employee contributions resulting in a charge against income of approximately $143,000, $91,000 and $88,000, respectively.

NOTE 13 -- SEGMENT DATA

     The Company currently operates in two reportable business segments -- computer and office supplies and professional tape products. Prior to the spin-off of PFSweb during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the computer and office supplies segment, which is eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1. No single customer accounted for more than 10% of the Company's annual net revenues for the fiscal years ended March 31, 2001, 2000 and 1999.

  Computer and Office Supplies

     The computer and office supplies segment distributes over 17,000 nationally known, name-brand computer and office supplies products to more than 35,000 customer locations. Customers include value-added resellers, computer supplies dealers, office product dealers, contract stationers, buying groups, computer and office product superstores, grocery stores, drugstores, web-based resellers, and other retailers who resell the products to end-users. This segment also includes Virtual Demand, the Company's wholly-owned subsidiary which provides marketing and demand generation services, and the Company's subsidiary Business Supplies Distributors, which distributes print and media supplies under IBM distribution agreements. The Company began computer and office supplies distribution in the United States in the 1980s and expanded internationally into Canada in 1989, Mexico in 1994, Australia in 1996 and Argentina in 2000. In addition, the Company began distribution to Central and South America in 1996 from its Miami facility. Computer and office supplies products are used in a broad range of computers and office automation products, including laser and inkjet printers, photocopiers, fax machines and data storage products.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Professional Tape Products

     The professional tape products segment is headquartered in Elmhurst, Illinois and operates as a distributor of media products to the film, entertainment and multimedia industries. Daisytek began operating the professional tape products segment in 1998 and currently distributes more than 2,800 professional tape products to over 23,500 customers. Professional tape products customers primarily include production and broadcast companies, advertising and governmental agencies, cable television providers, educational institutions and healthcare providers. Professional tape products include videotape, audiotape, motion picture film and data storage media.

  PFSweb

     The Company's subsidiary PFSweb provided transaction management services to both traditional and e-commerce companies and sold products and services primarily in the United States, Canada and Europe. The Company completed the spin-off of PFSweb during July 2000, as discussed in Note 3.

     Separate financial data for each of the Company's operating segments is provided below (in thousands):

                                                       2001         2000        1999
                                                    ----------   ----------   --------
Net revenues:
  Computer and office supplies....................  $1,099,319   $  952,515   $802,191
  Professional tape products......................      81,790       93,723    103,346
  PFSweb..........................................      15,836       38,619     16,009
  Intersegment eliminations.......................      (7,289)     (14,594)    (5,028)
                                                    ----------   ----------   --------
  Consolidated....................................   1,189,656    1,070,263    916,518
Operating contribution (loss):
  Computer and office supplies....................      28,913       26,363     32,956
  Professional tape products......................       3,541        5,085      4,383
  PFSweb..........................................        (505)      (7,940)      (238)
  Intersegment eliminations.......................        (458)         (79)       618
                                                    ----------   ----------   --------
  Consolidated....................................      31,491       23,429     37,719
Identifiable assets:
  Computer and office supplies....................     342,059      268,807    198,527
  Professional tape products......................      38,809       43,638     48,295
  PFSweb..........................................          --       64,840     69,057
  Intersegment eliminations.......................          --       (4,539)        --
                                                    ----------   ----------   --------
  Consolidated....................................     380,868      372,746    315,879

     The Company's computer and office supplies segment includes certain expenses and assets that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent: (1) costs related to the Company's centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. The assets not allocated to the professional tape products segment primarily relate to the Company's centralized management information and telephone systems and leasehold improvement on shared facilities.

     Transition and certain other costs recorded by the Company have not been allocated to the reportable segments. These expenses primarily relate to certain repositioning and separation activities associated with the spin-off of PFSweb. Other unallocated expenses include certain bad debt allowance increases, legal and professional fees related to an unsolicited acquisition offer, costs related to the closing of Singapore, write-downs of inventory, certain charges related to the closure B.A. Pargh's Nashville headquarters and

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES restructuring activities for the professional tape products segment. Additionally, certain costs incurred by the professional tape products segment during fiscal years 2000 and 1999, including acquisition related costs and a loss on disposition of the professional tape hardware business, are not included in this segment's operating contribution.

     A reconciliation of segment operating contribution to consolidated income from operations follows (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Segment operating contribution (loss)...................  $31,491   $23,429   $37,719
Transition and other unallocated costs..................   (6,940)  (11,132)       --
Acquisition related costs...............................       --      (619)   (1,111)
Loss on disposition of business.........................       --     1,000    (2,800)
                                                          -------   -------   -------
Consolidated income from operations.....................   24,551    12,678    33,808
                                                          =======   =======   =======

  Geographic Information

     The Company's computer and office supplies segment has significant international operations. A summary of this segment by geographic region follows:

                                                         2001        2000       1999
                                                      ----------   --------   --------
Net revenues -- computer and office supplies:
  United States.....................................  $  705,671   $640,948   $568,906
  Canada............................................     135,440    109,698     99,153
  Latin America.....................................     133,418    113,020     87,740
  Australia.........................................      66,409     55,378     39,103
  Europe............................................      58,102     25,158         --
  Other.............................................         279      8,313      7,289
                                                      ----------   --------   --------
                                                      $1,099,319   $952,515   $802,191
                                                      ==========   ========   ========
Long-lived assets -- computer and office supplies:
  United States.....................................  $   28,734   $ 15,336   $ 14,733
  Canada............................................         732        973      1,185
  Latin America.....................................       1,715      1,090      1,027
  Australia.........................................       1,910      2,528      2,734
  Other.............................................          --        118        259
                                                      ----------   --------   --------
                                                      $   33,091   $ 20,045   $ 19,938
                                                      ==========   ========   ========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 -- QUARTERLY DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for fiscal years 2001 and 2000 are as follows (dollars in thousands, except per share data).

                                                              FISCAL YEAR 2001
                                               -----------------------------------------------
                                               4TH QTR.     3RD QTR.     2ND QTR.     1ST QTR.
                                               --------     --------     --------     --------
                                                                 (UNAUDITED)
Net revenues.................................  $315,655     $299,981(a)  $284,733(a)  $289,287(a)
Income from operations(b)....................  $  6,781     $  5,210     $  6,475     $  6,085
  Operating margin...........................       2.1%         1.7%         2.3%         2.1%
Income before minority interest..............  $  3,119     $  2,206     $  3,121     $  2,933
  Percent of net revenues....................       1.0%         0.7%         1.1%         1.0%
Net income...................................  $  3,119     $  2,206     $  3,121     $  2,980
  Net margin.................................       1.0%         0.7%         1.1%         1.0%
Net income per common share:
  Basic......................................  $   0.21     $   0.15     $   0.19     $   0.17
  Diluted....................................  $   0.21     $   0.15     $   0.19     $   0.17

                                                              FISCAL YEAR 2000
                                               -----------------------------------------------
                                               4TH QTR.     3RD QTR.     2ND QTR.     1ST QTR.
                                               --------     --------     --------     --------
                                                                 (UNAUDITED)
Net revenues.................................  $300,417(a)  $285,329(a)  $248,770(a)  $235,747(a)
Income (loss) from operations(b).............  $  4,395     $ (1,905)    $  2,580     $  7,608
  Operating margin...........................       1.5%        (0.7)%        1.0%         3.2%
Income (loss) before minority interest.......  $  2,225     $ (3,387)    $    952     $  4,183
  Percent of net revenues....................       0.7%        (1.2)%        0.4%         1.8%
Net income (loss)............................  $  2,303     $ (2,899)    $    952     $  4,183
  Net margin.................................       0.8%        (1.0)%        0.4%         1.8%
Net income (loss) per common share:
  Basic......................................  $   0.13     $  (0.17)    $   0.06     $   0.24
  Diluted....................................  $   0.12     $  (0.17)    $   0.05     $   0.24

---------------

(a) The Company has restated all periods prior to the fourth quarter of fiscal year 2001 to classify freight costs billed to customers and rebates paid to customers as components of net revenues in compliance with Emerging Issues Task Force Issues No. 00-10, Accounting for Shipping and Handling Fees and Costs, and No. 00-14, Accounting for Certain Sales Incentives. Freight costs billed to customers and rebates paid to customers had previously been recorded as a component of cost of sales.

(b) The quarterly data includes certain unusual charges that affect comparability, including certain bad debt allowance increases, legal and professional fees related to an unsolicited acquisition offer, costs related to the closing of Singapore, write-downs of inventory, certain charges related to the closure B.A. Pargh's Nashville headquarters and restructuring activities for the professional tape products segment. These costs totaled $6.9 million for fiscal year 2001, including $1.9 million, $2.8 million, $1.6 million and $0.6 million for the quarters ended March 31, 2001, December 31, 2000, September 20, 2000 and June 30, 2000,
     respectively. These costs totaled $11.1 million for fiscal year 2000, including $1.8 million, $1.9 million and $7.4 million for the quarters ended March 31, 2000, December 31, 1999, and September 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information regarding Daisytek's change in accountants was disclosed in a Current Report on Form 8-K filed on December 22, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding our directors and executive officers is to be set forth in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is to be set forth in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is to be set forth in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is to be set forth in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. Financial Statements.

     See Index to Consolidated Financial Statements on page 30 of this Form
10-K.

  (a)2. Financial Statement Schedule.

     The following financial statement schedule and related reports of independent accountants are filed as part of this report and should be read in conjunction with the consolidated financial statements.

                                                              PAGE
                                                              ----
Report of Independent Auditors on Financial Statement
  Schedule..................................................   57
Report of Independent Public Accountants on Financial
  Statement Schedule........................................   58
Schedule II -- Valuation and Qualifying Accounts............   59

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

  (a)3. Exhibits.

     The exhibits to this Report on Form 10-K are listed under Item 14(c) below.

  (b) Reports on Form 8-K

     Current Report on Form 8-K (Items 5 and 7), dated and filed January 9, 2001, to announce the acquisition of Etertin y CIA, S.A. in Buenos Aires, Argentina effective October 1, 2000.

  (c) Exhibits.


         3.1(3)          -- Amended and Restated Certificate of Incorporation of
                            Daisytek International Corporation.

         3.1.1(3)        -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.

         3.2(2)          -- Amended and Restated By-laws of Daisytek International
                            Corporation, as amended.

         3.3(4)          -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.

         4.1(5)          -- Rights Agreement, dated as of October 15, 1999, between
                            Daisytek International Corporation and ChaseMellon
                            Shareholder Services, LLC, which includes the Certificate
                            of Designations in respect of the Series A Preferred
                            Stock as Exhibit A, the form of Right Certificate as
                            Exhibit B and the Summary of Rights to Purchase Series A
                            Preferred Stock as Exhibit C. Pursuant to the Rights
                            Agreement, Right Certificates will not be mailed until
                            after the Separation Date (as defined therein).

        10.1(*)          -- Director and Officer Loan Plan, dated November 9, 2000.

        10.2(*)          -- Form of Loan Agreement in connection with the Director
                            and Officer Loan Plan.

        10.3(1)          -- 1994 Stock Option Plan of Daisytek International
                            Corporation.

        10.4(3)          -- Non-Employee Director Stock Option and Retainer Plan.


        10.5(4)          -- 1998 Amended and Restated Stock Option Plan of Daisytek
                            International Corporation.

        10.6(4)          -- Daisytek International Corporation 1998 Employee Stock
                            Purchase Plan.

        10.7(6)          -- Lease Agreement between Enterprise Business Park D-2,
                            L.P. and Daisytek, Inc. dated May 3, 2000.

        10.8(6)          -- Asset purchase agreement between BAP Acquisition Corp., and B.A. Pargh Company, LLC dated May 3, 2000.

        10.9(7)          -- Tenth Amendment to Credit Agreement dated July 11, 2000 between Daisytek, Incorporated, as Borrower, Daisytek
                            International and Borrower's Subsidiaries, as Guarantors,
                            and Citizens Bank of Massachusetts, Bank One, IBM Credit
                            Corporation, and Chase Bank of Texas, N.A., as Lenders.

        10.10(7)         -- Eleventh Amendment to Credit Agreement dated August 17,
                            2000 between Daisytek, Incorporated, as Borrower,
                            Daisytek International and Borrower's Subsidiaries, as
                            Guarantors, and Citizens Bank of Massachusetts, Bank One,
                            IBM Credit Corporation, and Chase Manhattan Bank, as
                            Lenders.

        10.11(8)         -- Credit Facility dated December 14, 2000 from Bank One
                            Canada, as Lender, to Daisytek Canada, as Borrower, and
                            Daisytek, Inc. and Daisytek International Corporation, as
                            Guarantors.

        10.12(8)         -- Guaranty by Daisytek, Inc. and Daisytek International
                            Corporation for the benefit of Bank One, NA under the
                            Credit Facility dated December 14, 2000.

        10.13(8)         -- Demand Note Agreement dated December 14, 2000, from
                            Daisytek Canada, as Borrower, for the benefit of Bank One
                            Canada.

        10.14(8)         -- Credit Agreement dated December 18, 2000, among Daisytek,
                            Incorporated, as Borrower, Daisytek International
                            Corporation, as Guarantor, with the banks listed therein
                            as Lenders, Bank One, N.A., as an LC Issuer and Bank One,
                            Texas, N.A., as Administrative Agent.

        10.15(8)         -- Parent Guaranty dated December 18, 2000 by Daisytek
                            International Corporation for the benefit of the Lenders
                            and the LC Issuer under the Credit Agreement.

        10.16(8)         -- Subsidiary Guaranty dated December 18, 2000 by Certain
                            Subsidiaries of Daisytek International Corporation for
                            the benefit of the Lenders and the LC Issuer under the
                            Credit Agreement.

        10.17(8)         -- Pledge and Security Agreement dated December 18, 2000
                            between Daisytek, Incorporated and Steadi-Systems, Ltd.,
                            as Co-Pledgors and Bank One, Texas, NA, as Administrative
                            Agent for the LC Issuer and the Lenders under the Credit
                            Agreement.

        10.18(8)         -- Security Agreement dated December 18, 2000 by and among
                            Daisytek, Incorporated and its domestic subsidiaries a
                            party thereto and Bank One, Texas, NA.

        10.19(8)         -- Credit Agreement dated December 18, 2000 between Daisytek
                            Australia Pty Ltd., as Borrower, and Bank One, NA, as
                            Lender.

        21(*)            -- Subsidiaries of the Registrant.

        23.1(*)          -- Consent of Ernst & Young LLP.

        23.2(*)          -- Consent of Arthur Andersen LLP.

---------------

(*) Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1 (File No. 33-86926).

(2) Incorporated by reference from Registration Statement on Form S-8 (File No. 333-62840).

(3) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996 (File No. 000-25400).

(4) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998 (File No. 000-25400).

(5) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999 (File No. 000-25400).

(6) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 dated August 14, 2000 (File No. 000-25400).

(7) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000, dated November 14, 2000 (File No. 000-25400).

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2000, dated February 14, 2001 (File No. 000-25400).

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of Daisytek International Corporation:

     We have audited the consolidated financial statements of Daisytek International Corporation and subsidiaries as of March 31, 2001 and for the fiscal year ended March 31, 2001 and have issued our report thereon dated May 8, 2001, except as to Note 3, as to which the date is May 25, 2001. Our audit also included the financial statement schedule included in Item 14(a)(2) for the fiscal year ended March 31, 2001. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                            ERNST & YOUNG LLP

Dallas, Texas
May 8, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Daisytek International Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2000 included in this report on Form 10-K and have issued our report thereon dated May 4, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements as of March 31, 2000 and for the two years then ended taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2000

                                  SCHEDULE II
              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      ------------------------
                                                                    ADDITIONS
                                         BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                         BEGINNING    COSTS AND       OTHER                     END OF
                                         OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS     PERIOD
                                         ----------   ----------   -----------   ----------   ----------
Fiscal Year Ended March 31, 2001:
  Allowance for doubtful accounts......    $6,031       3,966          554         (4,755)      $5,796
  Income tax valuation allowance.......    $  915          --           --           (915)      $   --
Fiscal Year Ended March 31, 2000:
  Allowance for doubtful accounts......    $2,857       7,783           --         (4,609)      $6,031
  Income tax valuation allowance.......    $  108         915           --           (108)      $  915
Fiscal Year Ended March 31, 1999:
  Allowance for doubtful accounts......    $2,765       2,863           --         (2,771)      $2,857
  Income tax valuation allowance.......    $  311          --           --           (203)      $  108

---------------

(1) Additions to the allowance for doubtful accounts are related to business acquisitions in fiscal year 2001.

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

June 27, 2001

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                 /s/ JAMES R. POWELL                   Chief Executive and Operating      June 27, 2001
-----------------------------------------------------    Officer, President and acting
                   James R. Powell                       Chairman of the Board
                                                         (principal executive officer)

                 /s/ RALPH MITCHELL                    Chief Financial Officer and        June 27, 2001
-----------------------------------------------------    Executive Vice President --
                   Ralph Mitchell                        Finance (principal financial
                                                         and accounting officer)

                  /s/ DALE A. BOOTH                    Director                           June 27, 2001
-----------------------------------------------------
                    Dale A. Booth

              /s/ NICHOLAS A. GIORDANO                 Director                           June 27, 2001
-----------------------------------------------------
                Nicholas A. Giordano

                 /s/ DANIEL T. OWEN                    Director                           June 27, 2001
-----------------------------------------------------
                   Daniel T. Owen

               /s/ PETER P. J. VIKANIS                 Director                           June 27, 2001
-----------------------------------------------------
                 Peter P. J. Vikanis

              /s/ JOHN D. KEARNEY, JR.                 Director                           June 27, 2001
-----------------------------------------------------
                John D. Kearney, Jr.

                   /s/ PETER WHARF                     Director                           June 27, 2001
-----------------------------------------------------
                     Peter Wharf

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

         3.1(3)          -- Amended and Restated Certificate of Incorporation of
                            Daisytek International Corporation.

         3.1.1(3)        -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.

         3.2(2)          -- Amended and Restated By-laws of Daisytek International
                            Corporation, as amended.

         3.3(4)          -- Certificate of Amendment of Amended and Restated
                            Certificate of Incorporation of Daisytek International
                            Corporation.

         4.1(5)          -- Rights Agreement, dated as of October 15, 1999, between
                            Daisytek International Corporation and ChaseMellon
                            Shareholder Services, LLC, which includes the Certificate
                            of Designations in respect of the Series A Preferred
                            Stock as Exhibit A, the form of Right Certificate as
                            Exhibit B and the Summary of Rights to Purchase Series A
                            Preferred Stock as Exhibit C. Pursuant to the Rights
                            Agreement, Right Certificates will not be mailed until
                            after the Separation Date (as defined therein).

        10.1(*)          -- Director and Officer Loan Plan, dated November 9, 2000.

        10.2(*)          -- Form of Loan Agreement in connection with the Director
                            and Officer Loan Plan.

        10.3(1)          -- 1994 Stock Option Plan of Daisytek International
                            Corporation.

        10.4(3)          -- Non-Employee Director Stock Option and Retainer Plan.

        10.5(4)          -- 1998 Amended and Restated Stock Option Plan of Daisytek
                            International Corporation.

        10.6(4)          -- Daisytek International Corporation 1998 Employee Stock
                            Purchase Plan.

        10.7(6)          -- Lease Agreement between Enterprise Business Park D-2,
                            L.P. and Daisytek, Inc. dated May 3, 2000.

        10.8(6)          -- Asset purchase agreement between BAP Acquisition Corp., and B.A. Pargh Company, LLC dated May 3, 2000.

        10.9(7)          -- Tenth Amendment to Credit Agreement dated July 11, 2000 between Daisytek, Incorporated, as Borrower, Daisytek
                            International and Borrower's Subsidiaries, as Guarantors,
                            and Citizens Bank of Massachusetts, Bank One, IBM Credit
                            Corporation, and Chase Bank of Texas, N.A., as Lenders.

        10.10(7)         -- Eleventh Amendment to Credit Agreement dated August 17,
                            2000 between Daisytek, Incorporated, as Borrower,
                            Daisytek International and Borrower's Subsidiaries, as
                            Guarantors, and Citizens Bank of Massachusetts, Bank One,
                            IBM Credit Corporation, and Chase Manhattan Bank, as
                            Lenders.

        10.11(8)         -- Credit Facility dated December 14, 2000 from Bank One
                            Canada, as Lender, to Daisytek Canada, as Borrower, and
                            Daisytek, Inc. and Daisytek International Corporation, as
                            Guarantors.

        10.12(8)         -- Guaranty by Daisytek, Inc. and Daisytek International
                            Corporation for the benefit of Bank One, NA under the
                            Credit Facility dated December 14, 2000.

        10.13(8)         -- Demand Note Agreement dated December 14, 2000, from
                            Daisytek Canada, as Borrower, for the benefit of Bank One
                            Canada.

        10.14(8)         -- Credit Agreement dated December 18, 2000, among Daisytek,
                            Incorporated, as Borrower, Daisytek International
                            Corporation, as Guarantor, with the banks listed therein
                            as Lenders, Bank One, N.A., as an LC Issuer and Bank One,
                            Texas, N.A., as Administrative Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

        10.15(8)         -- Parent Guaranty dated December 18, 2000 by Daisytek
                            International Corporation for the benefit of the Lenders
                            and the LC Issuer under the Credit Agreement.

        10.16(8)         -- Subsidiary Guaranty dated December 18, 2000 by Certain
                            Subsidiaries of Daisytek International Corporation for
                            the benefit of the Lenders and the LC Issuer under the
                            Credit Agreement.

        10.17(8)         -- Pledge and Security Agreement dated December 18, 2000
                            between Daisytek, Incorporated and Steadi-Systems, Ltd.,
                            as Co-Pledgors and Bank One, Texas, NA, as Administrative
                            Agent for the LC Issuer and the Lenders under the Credit
                            Agreement.

        10.18(8)         -- Security Agreement dated December 18, 2000 by and among
                            Daisytek, Incorporated and its domestic subsidiaries a
                            party thereto and Bank One, Texas, NA.

        10.19(8)         -- Credit Agreement dated December 18, 2000 between Daisytek
                            Australia Pty Ltd., as Borrower, and Bank One, NA, as
                            Lender.

        21(*)            -- Subsidiaries of the Registrant.

        23.1(*)          -- Consent of Ernst & Young LLP.

        23.2(*)          -- Consent of Arthur Andersen LLP.

---------------

(*) Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-1 (File No. 33-86926).

(2) Incorporated by reference from Registration Statement on Form S-8 (File No. 333-62840).

(3) Incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 dated June 26, 1996 (File No. 000-25400).

(4) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 dated November 16, 1998 (File No. 000-25400).

(5) Incorporated by reference from Current Report on Form 8-K dated October 19, 1999 (File No. 000-25400).

(6) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 dated August 14, 2000 (File No. 000-25400).

(7) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2000, dated November 14, 2000 (File No. 000-25400).

(8) Incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2000, dated February 14, 2001 (File No. 000-25400).