Form 10-Q
period 2001-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2001-08-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001

                                    OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-2421746
   -------------------------------              --------------------------------
      (State of Incorporation)                     (I.R.S. Employer I.D. No.)

    1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TEXAS       75013
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:           (972) 881-4700
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

                      Yes     X                 No
                          ---------                ----------

At August 8, 2001 there were 15,446,664 shares of the registrant's common stock outstanding, excluding 3,352,305 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I. FINANCIAL INFORMATION

      Item 1  Financial Statements:
              Condensed Consolidated Balance Sheets (unaudited) ............................    3
              Condensed Consolidated Statements of Operations (unaudited) ..................    4
              Condensed Consolidated Statements of Cash Flows (unaudited) ..................    5
              Notes to Condensed Consolidated Financial Statements (unaudited) .............    6

      Item 2  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .............................................   10

      Item 3  Quantitative and Qualitative Disclosures About Market Risk ...................   14


PART II. OTHER INFORMATION

      Item 1  Legal Proceedings ............................................................   14

      Item 6  Exhibits and Reports on Form 8-K .............................................   14


SIGNATURES .................................................................................   15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,      MARCH 31,
                                                                                            2001          2001
                                                                                         -----------    ---------
                                                                                         (unaudited)
                                                          ASSETS
Current assets:
  Cash and cash equivalents ..........................................................   $     7,364    $   2,656
  Restricted cash ....................................................................        14,083           --
  Accounts receivable, net of allowance for doubtful accounts of
      $6,186 and $5,796 at June 30, 2001 and March 31, 2001, respectively ............       185,851      172,179
  Inventories, net ...................................................................       154,342      135,421
  Prepaid expenses and other current assets ..........................................         7,637       12,172
  Deferred tax asset, net ............................................................           134           --
                                                                                         -----------    ---------
         Total current assets ........................................................       369,411      322,428
                                                                                         -----------    ---------
Property and equipment, at cost:
  Furniture, fixtures and equipment ..................................................        37,616       23,325
  Leasehold improvements .............................................................         3,767        3,641
                                                                                         -----------    ---------
                                                                                              41,383       26,966
  Less accumulated depreciation and amortization .....................................       (16,882)     (15,569)
                                                                                         -----------    ---------
         Net property and equipment ..................................................        24,501       11,397
Other assets .........................................................................         1,196          550
Goodwill, net ........................................................................        54,678       46,493
                                                                                         -----------    ---------
         Total assets ................................................................   $   449,786    $ 380,868
                                                                                         ===========    =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..................................................   $     4,651    $   1,436
  Trade accounts payable .............................................................       135,767      131,228
  Accrued expenses and other liabilities .............................................        17,701       12,495
  Restricted cash payable for acquisition ............................................        14,083           --
                                                                                         -----------    ---------
         Total current liabilities ...................................................       172,202      145,159
                                                                                         -----------    ---------

Long-term debt, less current portion .................................................       107,542       76,607
Other liabilities ....................................................................           563           --
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and
   outstanding .......................................................................            --           --
  Common stock, $0.01 par value; 30,000,000 shares authorized; 18,670,143 shares
   issued at June 30, 2001 and 17,689,850 shares issued at March 31, 2001 ............           187          177
  Additional paid-in capital .........................................................       102,028       94,663
  Retained earnings ..................................................................        94,186       92,415
  Accumulated other comprehensive loss ...............................................        (4,812)      (6,043)
  Treasury stock at cost, 3,352,305 shares ...........................................       (22,110)     (22,110)
                                                                                         -----------    ---------
         Total shareholders' equity ..................................................       169,479      159,102
                                                                                         -----------    ---------
         Total liabilities and shareholders' equity ..................................   $   449,786    $ 380,868
                                                                                         ===========    =========

   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                     -------------------
                                                       2001       2000
                                                     --------   --------
Net revenues .....................................   $324,399   $289,287
Cost of revenues .................................    289,976    257,501
                                                     --------   --------
         Gross profit ............................     34,423     31,786
Selling, general and administrative expenses .....     25,087     25,069
Nonrecurring costs ...............................      4,425        632
                                                     --------   --------
       Income from operations ....................      4,911      6,085
Interest expense, net ............................      2,036        691
                                                     --------   --------
       Income before income taxes ................      2,875      5,394
Provision for income taxes .......................      1,104      2,461
                                                     --------   --------
Income before minority interest ..................      1,771      2,933
Minority interest ................................         --         47
                                                     --------   --------
Net income .......................................   $  1,771   $  2,980
                                                     ========   ========
Net income per common share:
   Basic .........................................   $   0.12   $   0.17
   Diluted........................................   $   0.11   $   0.17

Weighted average common and common share
   equivalents outstanding:
      Basic.......................................     14,729     17,639
      Diluted.....................................     15,995     17,720

   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                    --------------------
                                                                      2001        2000
                                                                    --------    --------
Net cash provided by (used in) operating activities .............   $ (7,189)   $  5,054

Cash flows from investing activities:
    Purchases of property and equipment .........................     (1,588)     (3,210)
    Acquisition of Memphis distribution assets ..................    (10,700)         --
    Acquisitions of businesses, net of cash acquired ............    (14,256)     (9,138)
    (Increase) decrease in note receivable and other assets .....         (4)      1,540
                                                                    --------    --------
                Net cash used in investing activities ...........    (26,548)    (10,808)
                                                                    --------    --------

Cash flows from financing activities:
    Proceeds from revolving line of credit, net .................     30,920       3,258
    Net proceeds from exercise of stock options and issuance
      of common stock ...........................................      7,370         519
                                                                    --------    --------
                Net cash provided by financing activities .......     38,290       3,777
Effect of exchange rates on cash and cash equivalents ...........        155         (91)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents ............      4,708      (2,068)
Cash and cash equivalents, beginning of period ..................      2,656      28,186
                                                                    --------    --------
Cash and cash equivalents, end of period ........................   $  7,364    $ 26,118
                                                                    ========    ========

Activities not affecting cash:
  Property and equipment acquired under capital leases ..........   $  3,088    $     --


   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim period results are not necessarily indicative of results to be expected for the year.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Daisytek International Corporation ("Daisytek" or the "Company") Annual Report on Form 10-K for the year ended March 31, 2001. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2 -- ACQUISITIONS AND GOODWILL

     During May 2001, the Company completed a transaction to terminate certain transaction management services agreements between the Company and its former subsidiary PFSweb, Inc. ("PFSweb") and to purchase certain Memphis distribution assets from PFSweb, including assets previously sold to PFSweb at the time of its initial public offering in December 1999. The Company recorded goodwill of approximately $2.5 million related to this transaction.

     The Company acquired certain assets and liabilities of Digital Storage, LLC, a value-added distributor of computer media, accessories and supplies, during the quarter ended June 30, 2001. This acquisition was accounted for using the purchase method of accounting for business combinations and increased the Company's goodwill by approximately $5.5 million. The acquisition is not material to the financial position or results of operations of the Company. As of June 30, 2001, amounts held in an escrow account of approximately $14.1 million, which were paid during July 2001, are recorded in the balance sheet as restricted cash and restricted cash payable for acquisition.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2001. Subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                                   THREE MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                       2001            2000
                                                   ----------      ----------
Reported net income ...........................    $   1,771       $    2,980
Add back goodwill amortization, net of tax ....           --              294
                                                   ---------       ----------
Adjusted net income ...........................    $   1,771       $    3,274
                                                   =========       ==========
Basic earnings per share:
   Reported net income ........................    $    0.12       $     0.17
   Goodwill amortization, net of tax ..........           --             0.02
                                                   ---------       ----------
   Adjusted net income ........................    $    0.12       $     0.19
                                                   =========       ==========
Diluted earnings per share:
   Reported net income ........................    $    0.11       $     0.17
   Goodwill amortization, net of tax ..........           --             0.01
                                                   ---------       ----------
   Adjusted net income ........................    $    0.11       $     0.18
                                                   =========       ==========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    Effective April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. Derivative instruments that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative instrument's change in fair value will be immediately recognized in earnings.

Interest Rate Management

    To diversify its risk associated with interest rate fluctuations, the Company has entered into interest rate swap agreements under which the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. As of June 30, 2001, interest rate swaps are hedging underlying variable-rate obligations with a principal amount of $25.0 million. The Company entered into an interest rate swap agreement during July 2001 hedging an additional underlying variable-rate obligation of $25.0 million. Under SFAS No. 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the interest rate swap agreement is reflected in the balance sheet with the corresponding offset, net of tax, to accumulated other comprehensive income. The interest rate swap agreements are perfect hedges and meet the criteria for accounting under the short-cut method as defined in SFAS No. 133. Upon adoption of SFAS No. 133 on April 1, 2001, the Company recorded a derivative liability of approximately $0.7 million. At June 30, 2001, the outstanding interest rate swap agreement had a fair value loss position of approximately $0.6 million, resulting in an unrealized gain of approximately $0.1 million.

Currency Rate Management

    As of April 1, 2001, the Company had outstanding foreign currency exchange contracts to manage foreign currency exchange risk related to its net investment in Canadian and Australian subsidiaries, which were settled during the quarter ended June 30, 2001. These agreements were perfect hedges and the gains upon settlement of these contracts during the quarter ended June 30, 2001 were reflected as a cumulative translation adjustment within accumulated other comprehensive income. As of June 30, 2001, the Company had no outstanding foreign currency exchange contracts to manage risk associated with its net investment in foreign subsidiaries.

    The Company's European subsidiary enters into foreign currency exchange contracts to manage foreign currency exchange risk related to its intercompany loan denominated in United States dollars. These contracts are not designated as hedges under SFAS No. 133. Changes in the fair value of the intercompany loan are recorded as foreign currency transaction gains or losses and changes in the fair value of the foreign currency exchange contracts are recorded as derivative gains and losses. The net income statement impact of these transactions during the quarter ended June 30, 2001 was not material to the operations of the Company.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 4 - COMPREHENSIVE INCOME

    The Company includes currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income.

    Effective April 1, 2001, the functional currency for the Company's European subsidiary was changed from the United States dollar to the Eurodollar. Effective July 1, 2001, the functional currency for the Company's Mexican subsidiary was changed from the United States dollar to the Mexican peso.

    The following table sets forth comprehensive income (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        ------------------

                                                                                          2001       2000
                                                                                        -------    -------
Net income ..........................................................................   $ 1,771    $ 2,980
Comprehensive income adjustments:
   Foreign currency translation adjustments .........................................     1,596       (242)
   Cumulative effect of adoption of SFAS 133 as of April 1, 2001,
    net of tax of $240 ..............................................................      (445)        --
   Change in fair value of derivative financial instruments, net of tax of $43 ......        80         --
                                                                                        -------    -------
Comprehensive income ................................................................   $ 3,002    $ 2,738
                                                                                        =======    =======

NOTE 5 - EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                              --------------------

                                                                                2001       2000
                                                                              -------   ----------
NUMERATOR:
  Reported net income .....................................................   $ 1,771   $    2,980
  Add back goodwill amortization, net of tax ..............................        --          294
                                                                              -------   ----------
  Adjusted net income .....................................................   $ 1,771   $    3,274
                                                                              =======   ==========
DENOMINATOR:
Denominator for basic earnings per share -- weighted average shares .......    14,729       17,639
Effect of dilutive securities:
  Stock options ...........................................................     1,266           81
                                                                              -------   ----------
Denominator for diluted earnings per share -- adjusted weighted
      average hares .......................................................    15,995       17,720

Basic earnings per common share:
     Reported net income ..................................................   $  0.12   $     0.17
     Add back goodwill amortization, net of tax ...........................        --         0.02
                                                                              -------   ----------
     Adjusted net income ..................................................   $  0.12   $     0.19
                                                                              =======   ==========
Diluted earnings per common share:
     Reported net income ..................................................   $  0.11   $     0.17
     Add back goodwill amortization, net of tax ...........................        --         0.01
                                                                              -------   ----------
     Adjusted net income ..................................................   $  0.11   $     0.18
                                                                              =======   ==========

    During the quarter ended June 30, 2001, employees and former employees exercised stock options to acquire 975,437 shares for proceeds of approximately $7.3 million.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 6 - DEBT

    The Company's revolving line of credit facility in the United States, which expires on December 19, 2003, includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, the Company added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability from $120.0 million to $150.0 million (subject to certain borrowing limitations).

    During April 2001, the Company refinanced a revolving term loan with a Canadian bank expiring on August 31, 2001 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2001 with a single credit facility of 20.0 million Canadian dollars, or approximately $13.2 million, expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 50 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 50 basis points. The credit facility includes a standby fee of 0.25% on the unused portion of the credit facility.

    During May 2001, the Company amended its unsecured revolving line of credit facility with an Australian bank expiring on January 1, 2002 to add another 5.0 million Australian dollars to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $10.2 million.

NOTE 7 - NONRECURRING COSTS

     As part of the Company's May 2001 transaction to terminate certain transaction management services agreements between the Company and its former subsidiary PFSweb and to purchase certain Memphis distribution assets from PFSweb, the Company recognized a pre-tax nonrecurring charge of $4.4 million. This charge included transaction costs, a separation payment and finalization of other balances between the Company and PFSweb. During the quarter ended June 30, 2000, the Company recognized pre-tax nonrecurring costs of $0.6 million, primarily related to separation activities for the spin-off of PFSweb which was completed during July 2000.

NOTE 8 - SEGMENT DATA

     The Company currently operates in two reportable business segments - computer and office supplies and professional tape products. Prior to the spin-off of the Company's subsidiary PFSweb during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies. Separate financial data for each of the Company's operating segments is provided below (in thousands):

                                             2001        2000
                                           ---------   ---------
Net revenues:
    Computer and office supplies .......   $ 306,083   $ 259,576
    Professional tape products .........      18,316      21,164
    PFSweb .............................          --      15,836
    Intersegment eliminations ..........          --      (7,289)
                                           ---------   ---------
    Consolidated .......................     324,399     289,287
Operating contribution (loss):
    Computer and office supplies .......       8,371       5,972
    Professional tape products .........         965       1,250
    PFSweb .............................          --        (505)
                                           ---------   ---------
    Consolidated .......................       9,336       6,717


     The Company's computer and office supplies segment includes certain expenses that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent: (1) costs related to the Company's centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. Nonrecurring costs of $4.4 million and $0.6 million have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document. Unless otherwise indicated, all references to "Daisytek," "we," "us," and "our" refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, which is Daisytek's primary operating subsidiary. References in the Report to Daisytek's fiscal year mean the twelve-month period ending on March 31 of such year.

    Daisytek is a leading wholesale distributor of computer and office supplies and professional tape products, in addition to providing marketing and demand generation services. We sell our products and services in the United States, Canada, Australia, Mexico, South America and Europe. Prior to the spin-off of our subsidiary PFSweb, Inc. ("PFSweb") during July 2000, we also provided transaction management services to both traditional and electronic commerce companies.

     During the quarter ended June 30, 2001, we terminated certain transaction management services agreements between Daisytek and PFSweb and purchased certain Memphis distribution assets from PFSweb, including assets previously sold to PFSweb at the time of its initial public offering in December 1999. Additionally, we acquired certain assets and liabilities of Digital Storage, LLC ("Digital Storage"), a value-added distributor of computer media, accessories and supplies. During June 2001, we announced our decision to exit the IBM master distribution agreements, under which our subsidiary Business Supplies Distributors provides off-balance sheet financing to enable PFSweb to service logistics contracts with IBM. The decision to exit this business will allow us to redeploy the significant working capital required by this business to other strategic business opportunities that provide higher returns on our investment.

     Subsequent to June 30, 2001, we completed the acquisition of certain assets and liabilities of office products wholesaler General Stationery Supplies in Australia and announced our agreement to invest up to 10 million British pounds, or approximately $14.3 million, into ISA International plc ("ISA"), a computer consumables distributor based in the United Kingdom which indirectly owns approximately 47% of Kingfield Heath Limited, a privately-owned wholesaler of office products based in the United Kingdom.

RESULTS OF OPERATIONS

         Net Revenues. Net revenues for the three months ended June 30, 2001 were $324.4 million as compared to $289.3 million for the three months ended June 30, 2000, an increase of 12.1%. Results for the prior year include our former subsidiary PFSweb, which was spun off during July 2000. Excluding PFSweb revenues (net of intercompany eliminations) in the prior year quarter, revenue growth was 15.6%. Computer and office supplies net revenues increased 17.9% for the three months ended June 30, 2001 compared to the prior year. The computer and office supplies business segment includes our domestic and international computer supplies operations and sales under our master distribution agreements with IBM. The net revenue increase in the computer and office supplies business compared to the prior year is primarily attributable to (1) growth in the emerging customer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (2) growth in the international computer supplies business; (3) growth in IBM product sales; and (4) the acquisition (during the quarter) of Digital Storage. Increases were primarily volume-related. The computer and office supplies revenue increase was partially offset by a 13.5% revenue decrease in our professional tape products segment primarily due to prior year industry price decreases, which continued to impact our revenues on a comparable basis. We will soon complete our restructuring plan to improve both revenues and earnings for the professional tape products segment, which has focused on rationalizing warehouses to reduce costs and improve customer service, utilizing inside telemarketing teams versus outside sales people and developing new sales and marketing initiatives.

         Net revenues for the domestic computer and office supplies operations increased approximately 8% compared to the prior year primarily due to our expansion into office products, growth in the emerging customer channels and the acquisition of Digital Storage. Net revenues in the international computer and office supplies operations, excluding revenues related to the IBM master distribution agreements, increased by approximately 24% for the three months ended June 30, 2001 compared to the prior year. For comparative purposes, we continue to see a deterioration in the value of both the Canadian and Australian dollar relative to the U.S. dollar, which has negatively impacted growth in U.S. dollars. Using local currencies for both interim periods, growth for the three months ended June 30, 2001 was approximately 31% compared to the prior year. With the exception of our Latin American business, based in Miami, Florida, all international subsidiaries in this segment experienced revenue growth relative to the same quarter in the prior year. Our Latin American business continues to be impacted (on a comparable basis with prior year results) due to the change in certain tariffs, which has made it more attractive for our customer to source product locally rather than import from our Miami facility.

         Net revenues related to our IBM master distribution agreements increased by 47.2% in the quarter ended June 30, 2001 compared to the same prior year period due to higher sales volumes under both our North American and European distributor agreements. As previously announced, our existing master distribution agreements with IBM expire on varying dates prior to December 31, 2001. We have indicated our intention to not renew these agreements and to redeploy the working capital required by this business into other opportunities such as the acquisition of Digital Storage, which are more accretive to earnings. Although revenue growth and margin percentages may be affected (as this business typically operates at lower gross and operating margins than our normal business), we do not believe that earnings before tax will be materially adversely impacted by the net effect of the discontinuation of the master distribution agreements.

         Gross Profit. Gross profit as a percent of net revenues was 10.6% for the three months ended June 30, 2001 compared to 11.0% for the prior year. Excluding PFSweb revenues and gross margin for the prior year quarter ended June 30, 2000, gross profit percentage was 10.8% for that period. PFSweb's service fee based business typically operated at higher margins than the consolidated Daisytek business. The decline in gross margin percentage from 10.8% to 10.6% was partially attributable to the sell-off this quarter of certain overstocked inventory (purchased in anticipation of a price increase) at lower than expected margins. The quarter's gross profit percentage was also negatively impacted by the high growth in the IBM master distribution agreements and the acquisition of Digital Storage, both of which typically operate at lower gross margins than the remainder of our business. Finally, the reduction in revenue in the professional tape products segment this quarter, which typically operates at higher gross margin percentages, also contributed to the reduction in gross profit percentage on a consolidated basis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2001 were $25.1 million, or 7.7% of net revenues, as compared to $25.1 million, or 8.7% of net revenues, for the three months ended June 30, 2000. Excluding SG&A costs related to PFSweb in the first quarter of last year, SG&A was $22.9 million, or 8.2% of net revenues. As mentioned previously, the service-based component of PFSweb's business operated at higher gross margins and higher SG&A percentages and is reflected in the prior year results, but not the current year due to the spin-off of PFSweb during July 2000. Excluding PFSweb, the increase in overall SG&A expenses of $2.2 million is primarily due to the acquisitions of B.A. Pargh in May 2000, Etertin y CIA, S.A. ("Etertin") in October 2000 and Digital Storage during the quarter ended June 30, 2001.

         These increases were partially offset by our adoption during the quarter ended June 30, 2001 of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but reviewed for impairment at least once a year. As a result, we discontinued amortization of goodwill effective April 1, 2001, which favorably impacted both dollars and the percentage of revenue this quarter compared to the same quarter in the prior year. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2001. Subsequent impairment losses will be reflected in operating income in the income statement.

         SG&A, in both dollars and as a percentage of revenues, was also favorably impacted by the acquisition of our Memphis distribution assets and termination of the transaction services agreement with PFSweb in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee. In connection with this transaction, PFSweb will continue to offer services to Daisytek under a new, separate fee agreement for a six-month period in order to support the transfer of fulfillment operations and transaction processing back to Daisytek, including the transition to a separate information technology platform. Finally, SG&A as a percentage of revenue was favorably impacted by the growth in revenue related to the IBM master distribution agreements and the acquisition of Digital Storage, both of which operated at lower SG&A percentages than our normal business.

         Nonrecurring costs. In connection with the aforementioned acquisition of Memphis distribution assets and the termination of certain transaction management service agreements between PFSweb and Daisytek, in the first quarter of fiscal 2002, we recorded a nonrecurring charge of $4.4 million related to transaction costs, a separation payment and finalization of other balances with PFSweb. Nonrecurring charges in the first quarter of fiscal 2001 of $0.6 million relate to certain separation activities associated with the spin-off of PFSweb.

         Interest Expense, net. Interest expense increased to $2.0 million for the three months ended June 30, 2001 compared to $0.7 million for the three months ended June 30, 2000. Of this increase, $0.3 million represents a reduction in net interest expense in the first quarter of the prior year due to interest income earned by PFSweb on their existing cash balances. The remaining increase in interest expense is attributable to increases in our debt levels due to: (1) the repurchase of 20% of our outstanding shares under terms of a share buyback program we completed during the last fiscal year; (2) the impact of the acquisitions of B.A. Pargh and Etertin; (3) the acquisition of our Memphis distribution assets; and (4) an increase in working capital required to support growth in the business. These increases to debt levels and corresponding impact to interest expense were partially offset by lower interest rates during the most recent quarter. The weighted average interest rate was 6.1% and 8.0% for the three month periods ended June 30, 2001 and 2000, respectively.

         Income Taxes. Our effective income tax rate was 38.4% and 45.6% for the three months ended June 30, 2001 and 2000, respectively. The income tax provision was negatively impacted during the first quarter of last fiscal year primarily due to losses generated by PFSweb's European subsidiary for which no income tax benefit was recorded. Due to PFSweb's limited operating history in Europe at that time, it was uncertain whether it was "more likely than not" that we would be able to utilize these cumulative tax losses and therefore no tax benefit was recorded. Also, because a sufficient history of earnings had not been established by PFSweb on a stand-alone basis, a valuation allowance was provided for the net deferred income tax asset related to PFSweb as of June 30, 2000. The current effective income tax rate of 38.4% approximates our normal expected income tax rate, excluding PFSweb.

         Seasonality. Although historically we have experienced our greatest sequential quarter revenue growth in our fourth fiscal quarter, management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. Management believes, however, that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for computer supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. We generally experience a relative slowness in sales during the summer months, which may adversely affect our first and second fiscal quarters in relation to sequential quarter performance.

DILUTION

    Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at June 30, 2001 of 15,317,838.

                                                DILUTED SHARES
             AVERAGE SHARE PRICE                 OUTSTANDING
             ---------------------------        --------------
             $14.00........................         16,926,509
             $15.00........................         17,040,966
             $16.00........................         17,143,221
             $17.00........................         17,233,446
             $18.00........................         17,313,646
             $19.00........................         17,385,404
             $20.00........................         17,449,986


LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the three months ended June 30, 2001 was $7.2 million, compared with net cash provided by operating activities of $5.1 million for the same period in the prior year. Working capital, excluding the current portion of long-term debt and cash balances, increased to $194.5 million at June 30, 2001 from $176.0 million at March 31, 2001, attributable to our acquisition of Digital Storage and to increases in inventory and accounts receivable balances, primarily resulting from our decision to purchase certain high-volume inventory items in advance of anticipated price increases. These working capital increases were partially offset by a decrease in working capital as a result of our decision to exit the IBM master distribution agreements. The investment purchases and other working capital requirements were funded primarily with proceeds from our credit facilities.

     Net cash used in investing activities during the quarter ended June 30, 2001 was $26.5 million. Payments during the quarter ended June 30, 2001 included cash to be paid for the acquisition of Digital Storage and the transaction to acquire the Memphis distribution assets from PFSweb, both of which were funded with proceeds from our credit facilities. Amounts of approximately $14.1 million related to the acquisition of Digital Storage were held in escrow as of June 30, 2001 and paid during July 2001. Capital expenditures for the first quarter of 2002 were $4.7 million, including $3.1 million acquired under a capital lease and $1.6 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares were $7.4 million for the first quarter of 2002, which were used to reduce outstanding balances under our credit facilities.

     Daisytek announced on August 10, 2001 its agreement to invest up to 10 million British pounds, or approximately $14.3 million, into ISA, subject to ISA shareholder approval. The agreement includes an investment of (1) 8 million British pounds, or approximately $11.4 million, for convertible preference shares in ISA, convertible at Daisytek's option into 50% plus one share of ISA's enlarged share capital any time over the next five years and (2) an optional 2 million British pounds, or approximately $2.9 million, for warrants for subscription of 15.4 million ordinary shares in ISA, exercisable at Daisytek's option.

Financing Activities

     Domestic Credit Facilities. Our revolving line of credit facility in the United States, which expires on December 19, 2003, includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, we added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability from $120.0 million to $150.0 million (subject to certain borrowing limitations). As of June 30, 2001, the outstanding balance under this credit facility was $103.8 million and, based on our borrowing limit at June 30, 2001, $29 million was available for future borrowings.

     Foreign Credit Facilities. During April 2001, we refinanced a revolving term loan with a Canadian bank expiring on August 31, 2001 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2001 with a single credit facility of 20.0 million Canadian dollars, or approximately $13.2 million, expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. As of June 30, 2001, the outstanding balance under the Canadian credit facility was
1.8 million Canadian dollars, or approximately $1.2 million, and we had 18.2 million Canadian dollars, or approximately $12.0 million, available for future borrowings.

    During May 2001, we amended our unsecured revolving line of credit facility with an Australian bank expiring on January 1, 2002 to add another 5.0 million Australian dollars to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $10.2 million. As of June 30, 2001, the outstanding balance under our Australian credit facility was 7.9 million Australian dollars, or approximately $4.0 million, and we had 12.1 million Australian dollars, or approximately $6.2 million, available for future borrowings.

FORWARD-LOOKING STATEMENTS

    Certain statements used in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of Daisytek are generally accompanied by words such as "anticipates," "expects," "estimates," "believes," "intends," "plans" or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond the control of Daisytek that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

    These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of key suppliers or customers; the loss of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties; exchange rate fluctuations; and the regulatory and trade environment (both domestic and foreign). These risks and others are more fully described in Daisytek's Annual Report on Form 10-K for the year ended March 31, 2001. Because such forward-looking statements are subject to risks, uncertainties and assumptions, you are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of the Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have experienced no significant changes in interest rate risk or foreign exchange risk during the quarter ended June 30, 2001. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended March 31, 2001.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse affect on our financial position, results of operations or liquidity.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

    Current Report on Form 8-K (Items 5 and 7), dated April 3, 2001 and filed April 6, 2001, to announce Daisytek's plans to acquire certain distribution assets from PFSweb, Inc. and to terminate transaction management services agreements between Daisytek and PFSweb, Inc.

    Current Report on Form 8-K (Items 5 and 7), dated May 29, 2001 and filed June 1, 2001, to announce the completion of Daisytek's acquisition of certain distribution assets from PFSweb, Inc. and the termination of transaction management services agreements between Daisytek and PFSweb, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2001




                                DAISYTEK  INTERNATIONAL CORPORATION

                                By:  /s/ Ralph Mitchell
                                   ---------------------------------------------
                                     Ralph Mitchell
                                     Chief Financial Officer,
                                     Chief Accounting Officer,
                                     Executive Vice President - Finance