Form 10-Q
period 2001-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2001-11-14
CIK 887403

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         [ ]         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             75-2421746
------------------------                              --------------------------
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TEXAS          75013
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:        (972) 881-4700
                                                   -----------------------------


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

At November 5, 2001 there were 15,610,072 shares of the registrant's common stock outstanding, excluding 3,352,305 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                     PAGE NUMBER
                                                                                                     -----------
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements:
                  Condensed Consolidated Balance Sheets (unaudited)................................      3
                  Condensed Consolidated Statements of Operations (unaudited) .....................      4
                  Condensed Consolidated Statements of Cash Flows (unaudited)......................      5
                  Notes to Condensed Consolidated Financial Statements (unaudited).................      6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ....................................................     11

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................     16


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings................................................................     16

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     17

      Item 6.     Exhibits and Reports on Form 8-K ................................................     17


SIGNATURES            .............................................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        SEPTEMBER 30,        MARCH 31,
                                                                                             2001              2001
                                                                                        --------------    --------------
                                                                                         (unaudited)
                                                         ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $        8,555    $        1,971
  Accounts receivable, net of allowance for doubtful accounts of
      $5,063 and $5,796 at September 30, 2001 and March 31, 2001, respectively ......          148,830           134,966
  Inventories, net ..................................................................           95,926            83,615
  Prepaid expenses and other current assets .........................................           13,862             7,194
  Deferred tax asset, net ...........................................................              898                --
  Current assets of discontinued subsidiary .........................................               --            94,682
                                                                                        --------------    --------------
         Total current assets .......................................................          268,071           322,428
                                                                                        --------------    --------------
Property and equipment, at cost:
  Furniture, fixtures and equipment .................................................           33,583            23,325
  Leasehold improvements ............................................................            3,763             3,641
                                                                                        --------------    --------------
                                                                                                37,346            26,966
  Less accumulated depreciation and amortization ....................................          (18,509)          (15,569)
                                                                                        --------------    --------------
         Net property and equipment .................................................           18,837            11,397
Other assets ........................................................................           13,506               550
Goodwill, net .......................................................................           56,276            46,493
                                                                                        --------------    --------------
         Total assets ...............................................................   $      356,690    $      380,868
                                                                                        ==============    ==============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .................................................   $        7,277    $        1,436
  Trade accounts payable ............................................................           65,408            39,762
  Accrued expenses and other liabilities ............................................           14,557            10,471
  Current liabilities of discontinued subsidiary ....................................               --            93,490
                                                                                        --------------    --------------
         Total current liabilities ..................................................           87,242           145,159
                                                                                        --------------    --------------
Long-term debt, less current portion ................................................           96,177            76,607
Other liabilities ...................................................................            2,380                --
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and
   outstanding ......................................................................               --                --
  Common stock, $0.01 par value; 30,000,000 shares authorized; 18,921,484 shares
   issued at September 30, 2001 and 17,689,850 shares issued at March 31, 2001 ......              189               177
  Additional paid-in capital ........................................................          104,058            94,663
  Retained earnings .................................................................           96,275            92,415
  Accumulated other comprehensive loss ..............................................           (7,521)           (6,043)
  Treasury stock at cost, 3,352,305 shares ..........................................          (22,110)          (22,110)
                                                                                        --------------    --------------
         Total shareholders' equity .................................................          170,891           159,102
                                                                                        --------------    --------------
         Total liabilities and shareholders' equity .................................   $      356,690    $      380,868
                                                                                        ==============    ==============

   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              SEPTEMBER  30,              SEPTEMBER  30,
                                                                         ------------------------    ------------------------
                                                                            2001          2000          2001          2000
                                                                         ----------    ----------    ----------    ----------
Net revenues .........................................................   $  278,769    $  242,305    $  551,721    $  497,030
Cost of revenues .....................................................      249,148       214,058       490,652       439,339
                                                                         ----------    ----------    ----------    ----------
        Gross profit .................................................       29,621        28,247        61,069        57,691
Selling, general and administrative expenses .........................       21,633        19,272        43,027        40,130
Depreciation and amortization ........................................        1,109         1,343         2,364         3,611
Nonrecurring costs ...................................................           --         1,555         4,425         2,188
                                                                         ----------    ----------    ----------    ----------
        Income from operations .......................................        6,879         6,077        11,253        11,762
Interest expense, net ................................................        1,786           940         3,340         1,463
                                                                         ----------    ----------    ----------    ----------
        Income from continuing operations before
          income taxes ...............................................        5,093         5,137         7,913        10,299
Provision for income taxes ...........................................        1,884         1,944         2,968         4,319
                                                                         ----------    ----------    ----------    ----------
        Income from continuing operations before
          minority interest ..........................................        3,209         3,193         4,945         5,980
Minority interest ....................................................           --            --            --            47
                                                                         ----------    ----------    ----------    ----------
        Income from continuing operations ............................        3,209         3,193         4,945         6,027
Discontinued operations (Note 2)
        Income (loss) from operations of
          discontinued subsidiary, net of tax ........................       (1,120)          (72)       (1,085)           74
                                                                         ----------    ----------    ----------    ----------
        Net income ...................................................   $    2,089    $    3,121    $    3,860    $    6,101
                                                                         ==========    ==========    ==========    ==========

Net income per common share:
  Basic
       Income from continuing operations .............................   $     0.21    $     0.19    $     0.33    $     0.35
       Income (loss) from operations of discontinued
         subsidiary, net of tax ......................................        (0.08)           --         (0.07)         0.01
                                                                         ----------    ----------    ----------    ----------
       Net income ....................................................   $     0.13    $     0.19    $     0.26    $     0.36
                                                                         ==========    ==========    ==========    ==========
  Diluted
       Income from continuing operations .............................   $     0.19    $     0.19    $     0.30    $     0.35
       Income (loss) from operations of discontinued
         subsidiary, net of tax ......................................        (0.07)           --         (0.07)           --
                                                                         ----------    ----------    ----------    ----------
       Net income ....................................................   $     0.12    $     0.19    $     0.23    $     0.35
                                                                         ==========    ==========    ==========    ==========

Weighted average common and common share equivalents outstanding:
       Basic .........................................................       15,498        16,453        15,116        17,043
       Diluted .......................................................       17,117        16,587        16,558        17,422



   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            ------------------------
                                                                               2001          2000
                                                                            ----------    ----------
Net cash provided by operating activities from continuing operations ....   $    9,972    $   11,102

Cash flows from investing activities:
    Purchases of property and equipment .................................       (5,030)       (3,774)
    Proceeds from the sale and leaseback of equipment ...................        8,000            --
    Disposition of subsidiary ...........................................          923       (22,113)
    Acquisition of Memphis distribution assets ..........................      (10,700)           --
    Acquisitions of businesses, net of cash acquired ....................      (16,249)       (9,234)
    Payment for investment in ISA .......................................      (12,108)           --
    (Increase) decrease in note receivable and other assets .............         (241)        1,631
                                                                            ----------    ----------
                Net cash used in investing activities ...................      (35,405)      (33,490)
                                                                            ----------    ----------

Cash flows from financing activities:
    Proceeds from lines of credit, net ..................................       22,720         8,799
    Purchase of treasury stock ..........................................           --       (12,960)
    Net proceeds from exercise of stock options and issuance
      of common stock ...................................................        9,402           621
    Other ...............................................................          (79)          (72)
                                                                            ----------    ----------
                Net cash provided by (used in) financing activities .....       32,043        (3,612)
Effect of exchange rates on cash and cash equivalents ...................          (26)          (37)
                                                                            ----------    ----------
Net increase (decrease) in cash and cash equivalents ....................        6,584       (26,037)
Cash and cash equivalents, beginning of period ..........................        1,971        28,172
                                                                            ----------    ----------
Cash and cash equivalents, end of period ................................   $    8,555    $    2,135
                                                                            ==========    ==========

Net cash provided by (used by) operating activities from
   discontinued operations ..............................................   $     (685)   $      626

Activities not affecting cash:
  Property and equipment acquired under capital leases ..................   $    3,088    $       --



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

NOTE 2 - DISCONTINUED OPERATIONS

     During June 2001, the Company announced its decision to exit the IBM master distribution agreements, under which the Company's subsidiary Business Supplies Distributors ("BSD") provided off-balance sheet financing to enable the Company's former subsidiary PFSweb, Inc. ("PFSweb") to service logistics contracts with IBM. As part of the Company's plan to completely exit this business, Daisytek completed the sale of BSD during September 2001 for net proceeds of approximately $0.9 million.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in the Company's technology consumables and office products business segment, are presented as discontinued operations in the Company's condensed consolidated statements of operations. The income (loss) from operations of discontinued subsidiary are presented net of a tax benefit (expense) of approximately $658,000 and $43,000 for the three months ended September 30, 2001 and 2000, respectively, and $638,000 and ($43,000) for the six months ended September 30, 2001 and 2000, respectively, and include net revenues of approximately $15.1 million and $42.4 million for the three months ended September 30, 2001 and 2000, respectively, and $66.6 million and $77.0 million for the six months ended September 30, 2001 and 2000, respectively.

NOTE 3 - ACQUISITIONS AND GOODWILL

     During May 2001, the Company completed a transaction to terminate certain transaction management services agreements between the Company and PFSweb and to purchase certain Memphis distribution assets from PFSweb, including assets previously sold to PFSweb at the time of its initial public offering in December 1999. The Company recorded goodwill of approximately $2.5 million related to this transaction.

     The Company acquired certain assets and liabilities of Digital Storage, LLC, a value-added distributor of computer media, accessories and supplies, during the quarter ended June 30, 2001. This acquisition was accounted for using the purchase method of accounting for business combinations and increased the Company's goodwill by approximately $5.5 million.

     During the quarter ended September 30, 2001, the Company acquired certain assets and liabilities of General Stationery Supplies, an Australian office products wholesaler. This acquisition was accounted for using the purchase method of accounting for business combinations and increased the Company's goodwill by approximately $1.7 million.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     During September 2001, the Company invested 8 million British pounds, or approximately $11.8 million, in ISA International plc ("ISA"), a publicly-held European computer consumables distributor based in the United Kingdom which indirectly owns approximately 47% of Kingfield Heath Limited, a privately-owned wholesaler of office products based in the United Kingdom. The investment in ISA is in the form of preferred shares convertible into 50% of ISA's outstanding shares plus one share at the Company's option any time over the next five years. Daisytek was also granted warrants to purchase an additional 15.4 million shares for 2 million British pounds, or approximately $2.9 million, at the Company's option any time over the next five years. The investment in ISA, including applicable acquisition costs, is carried at cost in other assets in the Company's condensed consolidated balance sheets.

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the transitional impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                                      For the Three Months       For the Six Months
                                                       Ended September 30,       Ended September 30,
                                                     -----------------------   -----------------------
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
Reported net income ..............................   $    2,089   $    3,121   $    3,860   $    6,101
Add back goodwill amortization, net of tax .......           --          312           --          606
                                                     ----------   ----------   ----------   ----------
Adjusted net income ..............................   $    2,089   $    3,433   $    3,860   $    6,707
                                                     ==========   ==========   ==========   ==========

Basic earnings per share:
   Reported net income ...........................   $     0.13   $     0.19   $     0.26   $     0.36
   Goodwill amortization, net of tax .............           --         0.02           --         0.03
                                                     ----------   ----------   ----------   ----------
   Adjusted net income ...........................   $     0.13   $     0.21   $     0.26   $     0.39
                                                     ==========   ==========   ==========   ==========
Diluted earnings per share:
   Reported net income ...........................   $     0.12   $     0.19   $     0.23   $     0.35
   Goodwill amortization, net of tax .............           --         0.02           --         0.03
                                                     ----------   ----------   ----------   ----------
   Adjusted net income ...........................   $     0.12   $     0.21   $     0.23   $     0.38
                                                     ==========   ==========   ==========   ==========


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Management

     To diversify its risk associated with interest rate fluctuations, the Company has entered into interest rate swap agreements under which the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. As of September 30, 2001, interest rate swaps are hedging underlying variable-rate obligations with a principal amount of $50.0 million. Under SFAS No. 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the interest rate swap agreement is reflected in the balance sheet with the corresponding offset, net of tax, to accumulated other comprehensive income. The interest rate swap agreements are perfect hedges and meet the criteria for accounting under the short-cut method as defined in SFAS No. 133. Upon adoption of SFAS No. 133 on April 1, 2001, the Company recorded a derivative liability of approximately $0.7 million. At September 30, 2001, the outstanding interest rate swap agreements had a fair value loss position of approximately $2.4 million.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Currency Rate Management

     As of April 1, 2001, the Company had outstanding foreign currency exchange contracts to manage foreign currency exchange risk related to its net investment in Canadian and Australian subsidiaries, which were settled during the quarter ended June 30, 2001. The gains upon settlement of these contracts during the quarter ended June 30, 2001 were reflected as a cumulative translation adjustment within accumulated other comprehensive income. As of September 30, 2001, the Company had no outstanding foreign currency exchange contracts to manage risk associated with its net investment in foreign subsidiaries.

     The Company's subsidiary Business Supplies Distributors Europe BV entered into foreign currency exchange contracts to manage foreign currency exchange risk related to its intercompany loan denominated in United States dollars. These contracts terminated prior to September 30, 2001 and were not designated as hedges under SFAS No. 133. Changes in the fair value of the intercompany loan were recorded as foreign currency transaction gains or losses and changes in the fair value of the foreign currency exchange contracts were recorded as derivative gains and losses. The net income statement impact of these transactions during the six months ended September 30, 2001 was not material to the operations of the Company.

NOTE 5 - COMPREHENSIVE INCOME

     The Company includes currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income.

     Effective July 1, 2001, the functional currency for the Company's Mexican subsidiary was changed from the United States dollar to the Mexican peso.

     The following table sets forth comprehensive income (in thousands):

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                          ------------------------    ------------------------
                                                             2001          2000          2001          2000
                                                          ----------    ----------    ----------    ----------
Net income ............................................   $    2,089    $    3,121    $    3,860    $    6,101
Comprehensive income adjustments:
     Foreign currency translation adjustment ..........       (1,527)         (539)           69          (781)
     Cumulative effect of adoption of SFAS 133 as
       of April 1, 2001, net of tax of $240 ...........           --            --          (445)           --
     Change in fair value of derivative financial
       instruments, net of tax of $636 and $593 for
       the three months and nine months ended
       September 30, 2001, respectively ...............       (1,182)           --        (1,102)           --
                                                          ----------    ----------    ----------    ----------
Comprehensive income ..................................   $     (620)   $    2,582    $    2,382    $    5,320
                                                          ==========    ==========    ==========    ==========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - EARNINGS PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                          ------------------------    ------------------------
                                                             2001          2000          2001          2000
                                                          ----------    ----------    ----------    ----------
NUMERATOR:
   Income from continuing operations ..................   $    3,209    $    3,193    $    4,945    $    6,027
     Income (loss) from  operations of discontinued
       subsidiary, net of tax .........................       (1,120)          (72)       (1,085)           74
                                                          ----------    ----------    ----------    ----------
     Net income .......................................   $    2,089    $    3,121    $    3,860    $    6,101
                                                          ==========    ==========    ==========    ==========
DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares ..........................       15,498        16,453        15,116        17,043
   Effect of dilutive securities:
     Stock options ....................................        1,619           134         1,442           379
                                                          ----------    ----------    ----------    ----------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares .................       17,117        16,587        16,558        17,422
                                                          ==========    ==========    ==========    ==========

Basic earnings per common share:
     Income from continuing operations ................   $     0.21    $     0.19    $     0.33    $     0.35
     Income (loss) from  operations of discontinued
       subsidiary, net of tax .........................        (0.08)           --         (0.07)         0.01
                                                          ----------    ----------    ----------    ----------
     Net income .......................................   $     0.13    $     0.19    $     0.26    $     0.36
                                                          ==========    ==========    ==========    ==========

Diluted earnings per common share:
     Income from continuing operations ................   $     0.19    $     0.19    $     0.30    $     0.35
     Income (loss) from  operations of discontinued
       subsidiary, net of tax .........................        (0.07)           --         (0.07)           --
                                                          ----------    ----------    ----------    ----------
     Net income .......................................   $     0.12    $     0.19    $     0.23    $     0.35
                                                          ==========    ==========    ==========    ==========

     Employees and former employees exercised stock options to acquire 187,014 shares for proceeds of approximately $1.6 million and 1,162,451 shares for proceeds of approximately $8.9 million during the three months and six months ended September 30, 2001, respectively.

NOTE 7 - DEBT

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

     During April 2001, the Company refinanced a revolving term loan with a Canadian bank expiring on August 31, 2001 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2001 with a single revolving credit facility of 20.0 million Canadian dollars, or approximately $12.7 million, expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 50 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 50 basis points. The credit facility includes a standby fee of 0.25% on the unused portion of the credit facility. During October 2001, the Company amended its Canadian credit facility to add another 10.0 million Canadian dollars to its available credit for total maximum credit availability of 30.0 million Canadian dollars, or approximately $19.0 million.

     During May 2001, the Company amended its unsecured revolving line of credit facility with an Australian bank expiring on January 1, 2002 to add another 5.0 million Australian dollars to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $9.8 million.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - NONRECURRING COSTS

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

     During the six months ended September 30, 2000, the Company recognized pre-tax nonrecurring costs of $2.2 million related to reorganization and separation activities following the spin-off of the Company's subsidiary PFSweb during July 2000.

NOTE 9 - SEGMENT DATA

     The Company currently operates in two reportable business segments - (1) technology consumables and office supplies and (2) professional tape products. Prior to the spin-off of the Company's subsidiary PFSweb during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies. Separate financial data for each of the Company's operating segments is provided below (in thousands):

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                        -----------------------   -----------------------
                                                           2001         2000         2001         2000
                                                        ----------   ----------   ----------   ----------
Net revenues:
    Technology consumables and office supplies,
     excluding discontinued operations ..............   $  260,575   $  221,003   $  515,211   $  446,017
    Professional tape products ......................       18,194       21,302       36,510       42,466
    PFSweb ..........................................           --           --           --       15,836
    Intersegment eliminations .......................           --           --           --       (7,289)
                                                        ----------   ----------   ----------   ----------
    Consolidated ....................................      278,769      242,305      551,721      497,030
Operating contribution (loss):
    Technology consumables and office supplies,
      excluding discontinued operations .............        5,385        6,789       12,892       12,362
    Professional tape products ......................        1,494          843        2,786        2,093
    PFSweb ..........................................           --           --           --         (505)
                                                        ----------   ----------   ----------   ----------
    Consolidated ....................................        6,879        7,632       15,678       13,950

     The Company's technology consumables and office supplies segment includes certain expenses that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent:
(1) costs related to the Company's centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. Nonrecurring costs of $1.6 million for the three months ended September 30, 2000 and $4.4 million and $2.2 million for the six months ended September 30, 2001 and 2000, respectively, have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements.

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

     Daisytek is a leading global wholesale distributor of technology consumables and office supplies and professional tape products. In addition, we provide unique, value-added services such as direct marketing, merchandising and demand generation to customers worldwide. We sell our products and services in the United States, Canada, Australia, Mexico and South America. Prior to the spin-off of our subsidiary PFSweb, Inc. ("PFSweb") during July 2000, we also provided transaction management services to both traditional and electronic commerce companies.

     During May 2001, we terminated certain transaction management services agreements between Daisytek and PFSweb and purchased certain Memphis distribution assets from PFSweb, including assets previously sold to PFSweb at the time of its initial public offering in December 1999. In connection with this transaction, PFSweb continued to offer services to Daisytek under a separate fee agreement for a six-month period in order to support the transfer of fulfillment operations and transaction processing back to Daisytek, including the transition to a separate information technology platform. During October 2001, we announced the completion of our transition to an information technology platform separate from PFSweb.

     During June 2001, we announced our decision to exit the IBM master distribution agreements, under which our subsidiary Business Supplies Distributors ("BSD") provided off-balance sheet financing to enable PFSweb to service logistics contracts with IBM. As part of our plan to completely exit this business, we completed the sale of BSD during September 2001. The exit of this business has allowed us to redeploy the working capital required by this business to other strategic business opportunities that provide higher returns on our investments. We adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in our technology consumables and office supplies business segment, are presented as discontinued operations in the condensed consolidated statements of operations.

     During September 2001, we invested 8 million British pounds, or approximately $11.8 million, into ISA International plc ("ISA"), a computer consumables distributor based in the United Kingdom which indirectly owns approximately 47% of Kingfield Heath Limited, a privately-owned wholesaler of office products based in the United Kingdom. The investment in ISA is in the form of preferred shares convertible into 50% of ISA's outstanding shares plus one share at our option any time over the next five years. We were also granted warrants to purchase an additional 15.4 million shares for 2 million British pounds, or approximately $2.9 million, at our option any time over the next five years. In addition, Daisytek has approved working capital loans to ISA of up to 5 million British pounds, or approximately $7.3 million, at an interest rate equal to the Eurodollar rate plus 3%. No loans were outstanding as of September 30, 2001. Subsequent to September 30, 2001, we have made working capital loans to ISA totaling 3.1 million British pounds, or approximately $4.5 million.

     Additionally, we acquired certain assets and liabilities of Digital Storage, LLC ("Digital Storage"), a value-added distributor of computer media, accessories and supplies during the first quarter of fiscal year 2002 and acquired certain assets and liabilities of office products wholesaler General Stationery Supplies in Australia during the second quarter of fiscal year 2002.

     During the quarter ended September 30, 2001, we expanded our technology consumables and office supplies product line to include computer peripheral and connectivity products, announcing agreements to distribute products from Logitech International and iBIZ Technology Corp.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Net Revenues. Net revenues for the three months ended September 30, 2001 were $278.8 million as compared to $242.3 million for the three months ended September 30, 2000, an increase of 15.0%. Technology consumables and office supplies net revenues, excluding discontinued operations, increased 17.9% for the quarter ended September 30, 2001 compared to the prior year. The net revenue increase in the technology consumables and office supplies net revenues compared to the prior year is attributable to (1) growth in the emerging customer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (2) growth in the international computer supplies business; and (3) the acquisitions of Digital Storage, General Stationery Supplies and Etertin y CIA, S.A. ("Etertin"). Increases were primarily volume-related. Within the technology consumables and office supplies segment, domestic operations increased approximately 19% compared to the prior year and international operations increased approximately 18% compared to the prior year. For comparative purposes, we continue to see a deterioration in the value of both the Canadian and Australian dollar relative to the U.S dollar, which has negatively impacted growth in U.S. dollars. Using local currencies for both interim periods, growth for the three months ended September 30, 2001 was approximately 21% compared to the prior year. With the exception of our Latin American business, based in Miami, Florida, all international subsidiaries in this segment experienced revenue growth relative to the same quarter in the prior year. Our Latin American business continues to be impacted (on a comparable basis with prior year results) due to the change in certain tariffs, which has made it more attractive for our customers to source product locally rather than import from our Miami facility.

         The technology consumables and office supplies revenue increase was partially offset by a 14.6% revenue decrease in our professional tape products segment primarily due to prior year industry price decreases, which continued to impact our revenues on a comparable basis. We have recently completed our restructuring plan to improve both revenues and earnings for the professional tape products segment, which has focused on rationalizing warehouses to reduce costs and improve customer service, utilizing inside telemarketing teams versus outside sales people and developing new sales and marketing initiatives.

         The growth in net revenues for the quarter ended September 30, 2001 was partially offset by operational disruptions following the United States terrorist attacks on September 11, 2001. All United States subsidiaries experienced declines in orders and sales immediately subsequent to this date.

         Gross Profit. Gross profit as a percentage of net revenues was 10.6% for the quarter ended September 30, 2001 compared to 11.7% for the prior year. This decrease in margin percentage is primarily attributable to the disruption in international product sourcing opportunities and large quarter-end trades as a result of the events of September 11, 2001. In addition, our margin percentage was negatively impacted by lower revenue levels causing shortfalls in achieving manufacturer rebate targets and the acquisition of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2001 was $1.1 million compared to $1.3 million for the prior year quarter. The decrease is due to our adoption during the first quarter of fiscal year 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but reviewed for impairment at least once a year. As a result, we discontinued amortization of goodwill effective April 1, 2001. This benefit is partially offset by depreciation related to new capital expenditures and business acquisitions during the last year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2001 were $21.6 million, or 7.8% of net revenues, as compared to $19.3 million, or 8.0% of net revenues, for the quarter ended September 30, 2000. SG&A, in both dollars and as a percentage of revenues, was favorably impacted by the acquisition of our Memphis distribution assets and termination of the transaction services agreement with PFSweb in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee, and the acquisition of certain assets and liabilities of Digital Storage, which operates at lower SG&A percentages than our other business. This favorable impact was partially offset by certain incremental costs incurred relative to the events of September 11, 2001.

         Nonrecurring costs. During the quarter ended September 30, 2000, we recognized pre-tax nonrecurring costs of $1.6 million related to reorganization and separation activities following the spin-off of our subsidiary PFSweb during July 2000.

         Interest Expense, net. Interest expense was $1.8 million for the quarter ended September 30, 2001 and $0.9 million for the quarter ended September 30, 2000. Comparatively, debt levels increased due to: (1) the repurchase of 20% of our outstanding shares under terms of a share buyback program we completed during the last fiscal year; (2) the impact of the acquisitions of Etertin during fiscal year 2001 and Digital Storage and General Stationery Supplies during fiscal year 2002; (3) the acquisition of our Memphis distribution assets; and (4) our investment in ISA. These increases to debt levels and corresponding impact to interest expense were partially offset by lower interest rates during the most recent quarter and debt reductions using cash proceeds from the exercise of stock options. The weighted average interest rate, including the effects of our interest rate swaps, was 6.7% and 8.4% for the three-month periods ended September 30, 2001 and 2000, respectively.

         Income Taxes. Our effective income tax rate was 37.0% and 37.8% for the three months ended September 30, 2001 and 2000, respectively.

     Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

         Net Revenues. Net revenues for the six months ended September 30, 2001 were $551.7 million as compared to $497.0 million for the six months ended September 30, 2000, an increase of 11.0%. Results for the prior year include our former subsidiary PFSweb, which was spun off during July 2000. Excluding PFSweb revenues (net of intercompany eliminations) in the prior year quarter, revenue growth was 12.9%. Technology consumables and office supplies net revenues increased 15.5% for the six months ended September 30, 2001 compared to the prior year, attributable to (1) growth in the emerging customer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (2) growth in the international computer supplies business; and (3) the acquisitions of Digital Storage, General Stationery Supplies and Etertin. Increases were primarily volume-related. Within the technology consumables and office supplies segment, domestic operations increased approximately 15% compared to the prior year and international operations increased approximately 18% compared to the prior year. For comparative purposes, we continue to see a deterioration in the value of both the Canadian and Australian dollar relative to the U.S. dollar, which has negatively impacted growth in U.S. dollars. With the exception of our Latin American business, based in Miami, Florida, all international subsidiaries in this segment experienced revenue growth relative to the same period in the prior year. Our Latin American business continues to be impacted (on a comparable basis with prior year results) due to the change in certain tariffs, which has made it more attractive for our customers to source product locally rather than import from our Miami facility.

         The technology consumables and office supplies revenue increase was partially offset by a 14.0% revenue decrease in our professional tape products segment primarily due to prior year industry price decreases, which continued to impact our revenues on a comparable basis.

         The growth in net revenues for the six months ended September 30, 2001 was partially offset by operational disruptions following the United States terrorist attacks on September 11, 2001. All United States subsidiaries experienced declines in orders and sales immediately subsequent to this date.

         Gross Profit. Gross profit as a percentage of net revenues was 11.1% for the six months ended September 30, 2001 compared to 11.6% for the prior year. Excluding PFSweb revenues and gross margin for the prior year six-month period ended September 30, 2000, gross profit percentage was 11.5%. PFSweb's service fee based business typically operated at higher margins than the consolidated Daisytek business. The decline in gross margin percentage from 11.5% to 11.1% is attributable to (1) the disruption in international product sourcing opportunities and large quarter-end trades as a result of the events of September 11, 2001; (2) the acquisition of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business; and (3) the reduction in revenue in the professional tape products segment, which typically operates at higher gross margin percentages. The sell-off during the first quarter of certain overstocked inventory (purchased in anticipation of a price increase) at lower than expected margins also contributed to the decreased margin.

         Depreciation and Amortization. Depreciation and amortization for the six months ended September 30, 2001 was $2.4 million compared to $3.6 million for the comparable prior year period. The decrease is due to our adoption during the first quarter of fiscal year 2002 of SFAS No. 142, under which goodwill is no longer amortized but reviewed for impairment at least once a year. As a result, we discontinued amortization of goodwill effective April 1, 2001. This benefit is partially offset by depreciation related to new capital expenditures and business acquisitions during the last year.

         Selling, General and Administrative Expenses. SG&A for the six months ended September 30, 2001 was $43.0 million, or 7.8% of net revenues, as compared to $40.1 million, or 8.1% of net revenues, for the six months ended September 30, 2000. Excluding SG&A costs related to PFSweb in the first quarter of fiscal year 2001, SG&A was $38.9 million, or 8.0% of net revenues. As mentioned previously, the service-based component of PFSweb's business operated at higher gross margins and higher SG&A percentages and is reflected in the prior year results, but not the current year due to the spin-off of PFSweb during July 2000. Excluding PFSweb, the increase in overall SG&A, in both dollars and as a percentage of revenues, was favorably impacted by the acquisition of our Memphis distribution assets and termination of the transaction services agreement with PFSweb in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee, and the acquisition of Digital Storage, which operates at lower SG&A percentages than our other business. This favorable impact was partially offset by certain incremental costs incurred relative to the events of September 11, 2001.

         Nonrecurring costs. In connection with the aforementioned acquisition of Memphis distribution assets and the termination of certain transaction management service agreements between PFSweb and Daisytek, in the first quarter of fiscal 2002, we recorded a nonrecurring charge of $4.4 million related to transaction costs, a separation payment and finalization of other balances with PFSweb. During the six months ended September 30, 2000, the Company recognized pre-tax nonrecurring costs of $2.2 million related to reorganization and separation activities associated with the spin-off of PFSweb during July 2000.

         Interest Expense, net. Interest expense increased to $3.3 million for the six months ended September 30, 2001 compared to $1.5 million for the six months ended September 30, 2000. Of this increase, $0.3 million represents a reduction in net interest expense in the first quarter of the prior year due to interest income earned by PFSweb on their existing cash balances. The remaining increase in interest expense is attributable to increases in our debt levels due to: (1) the repurchase of 20% of our outstanding shares under terms of a share buyback program we completed during the last fiscal year; (2) the impact of the acquisitions of Etertin during fiscal year 2001 and Digital Storage and General Stationery Supplies during fiscal year 2002; (3) the acquisition of our Memphis distribution assets; and (4) our investment in ISA. These increases to debt levels and corresponding impact to interest expense were partially offset by lower interest rates during the current fiscal year and debt reductions using cash proceeds from the exercise of stock options. The weighted average interest rate, including the effect of our interest rate swaps, was 6.8% and 8.2% for the six-month periods ended September 30, 2001 and 2000, respectively.

         Income Taxes. Our effective income tax rate was 37.5% and 41.9% for the six months ended September 30, 2001 and 2000, respectively. The income tax provision was negatively impacted during the first quarter of last fiscal year primarily due to losses generated by PFSweb's European subsidiary for which no income tax benefit was recorded. Due to PFSweb's limited operating history in Europe at that time, it was uncertain whether it was "more likely than not" that we would be able to utilize these cumulative tax losses and therefore no tax benefit was recorded. The current effective income tax rate approximates our normal expected income tax rate, excluding PFSweb.

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

DILUTION

     Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at September 30, 2001 of 15,569,179.

                                                                  DILUTED SHARES
                             AVERAGE SHARE PRICE                   OUTSTANDING
                             ---------------------------          --------------
                             $12.00........................         16,883,067
                             $13.00........................         17,044,833
                             $14.00........................         17,183,598
                             $15.00........................         17,307,959
                             $16.00........................         17,418,450
                             $17.00........................         17,515,942
                             $18.00........................         17,602,601

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities from continuing operations for the six months ended September 30, 2001 was $10.0 million, compared with net cash provided by operating activities of $11.1 million for the same period in the prior year. Working capital, excluding the current portion of long-term debt and cash balances, increased to $179.6 million at September 30, 2001 from $176.7 million at March 31, 2001, attributable primarily to our acquisitions of Digital Storage and General Stationery Supplies, partially offset by a decrease in working capital as a result of our decision to exit the IBM master distribution agreements. The working capital requirements were funded primarily with proceeds from our credit facilities.

     Net cash used in investing activities during the quarter ended September 30, 2001 was $35.4 million. Payments during the six months ended September 30, 2001 included cash paid for the acquisitions of Digital Storage and General Stationery Supplies, the preferred stock investment in ISA, and the transaction to acquire the Memphis distribution assets from PFSweb, all of which were funded with proceeds from our credit facilities. Capital expenditures for the six months ended September 30, 2001 were $8.1 million, including $3.1 million acquired under a capital lease and $5.0 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares were $9.4 million for the six months ended September 30, 2001, which were used to reduce outstanding balances under our credit facilities.

Financing Activities

     Domestic Credit Facilities. Our revolving line of credit facility in the United States, which expires on December 19, 2003, includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, we added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability from $120.0 million to $150.0 million (subject to certain borrowing limitations). As of September 30, 2001, the outstanding balance under this credit facility was $87.2 million and, based on our borrowing base limit at September 30, 2001, $25.8 million was available for future borrowings.

     Foreign Credit Facilities. During April 2001, we refinanced a revolving term loan with a Canadian bank expiring on August 31, 2001 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2001 with a single revolving credit facility of 20.0 million Canadian dollars, or approximately $12.7 million, expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. During October 2001, we amended the Canadian credit facility to add another 10.0 million Canadian dollars to its available credit for total maximum credit availability of 30.0 million Canadian dollars, or approximately $19.0 million. As of September 30, 2001, the outstanding balance under the Canadian credit facility was 10.7 million Canadian dollars, or approximately $6.8 million, and we had 9.3 million Canadian dollars, or approximately $5.9 million, available for future borrowings.

     During May 2001, we amended our unsecured revolving line of credit facility with an Australian bank expiring on January 1, 2002 to add another 5.0 million Australian dollars to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $9.8 million. As of September 30, 2001, the outstanding balance under our Australian credit facility was 13.0 million Australian dollars, or approximately $6.4 million, and we had
7.0 million Australian dollars, or approximately $3.4 million, available for future borrowings.

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

     These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of key suppliers or customers; the loss or material decline in service of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties; exchange rate fluctuations; and the regulatory and trade environment (both domestic and foreign). These risks and others are more fully described in Daisytek's Annual Report on Form 10-K for the year ended March 31, 2001.

     In addition to the risks and uncertainties listed above, the terrorist attacks that took place in the United States on September 11, 2001 and the resulting war on terrorism are unprecedented events that have created many economic and political uncertainties. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. In addition, the national global responses to these terrorist attacks and the resulting war on terrorism may materially adversely affect us in ways we cannot predict at the present. Some of the possible material adverse impacts to our business include, but are not limited to: disruptions to our customers' operations; difficulties or delays related to our receipt or shipment of products by common carrier both within the United States and internationally; the lengthening of our sales cycles and implementations, which might result from a number of factors such as changes in security measures and disruptions to our business as a result of these changes; increased credit and business risk for customers in industries that were severely impacted by the attacks; and further instability in financial markets caused by armed hostilities or further acts of terrorism.

     Because such forward-looking statements are subject to risks, uncertainties and assumptions, you are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have experienced no material changes in interest rate risk or foreign exchange risk during the six months ended September 30, 2001. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse affect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 2001 the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

1.   Election of three Class I directors:

     James R. Powell:      For:     10,349,504                Withheld:         1,943,156
     Daniel T. Owen:       For:     11,786,156                Withheld:           506,504
     Peter D. Wharf:       For:     10,317,704                Withheld:         1,974,956

     The Company's Class II and III directors, which include John D. (Jack) Kearney (Class II), Peter J. Vikanis (Class III), Dale A. Booth (Class III) and Nicholas A. Giordano (Class III), continue to serve on the Board of Directors following the 2001 Annual Meeting of Stockholders. The terms of the Class I, II, and III directors expire at the annual meeting of stockholders in fiscal year 2004, 2002 and 2003, respectively.

2. Ratify the appointment of Ernst & Young LLP as auditors for the 2002 fiscal year:

     For:  12,272,842       Against:  15,100         Abstained:  4,718

3. Approve an amendment to the Daisytek International Corporation 1998 Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan from 250,000 to 500,000:

     For:  10,694,880       Against:  1,216,177       Abstained:  381,603

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1 First Amendment to Daisytek International Corporation 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed November 9, 2001 (File no. 333-73078)).

10.2 Second Amendment to Daisytek International Corporation 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed November 9, 2001 (File no. 333-73078)).

10.3* First Amendment to 1994 Stock Option Plan for Key Employees of Daisytek International Corporation.

10.4* First Amendment to 1998 Amended and Restated Stock Option Plan of Daisytek International Corporation.

----------

*    Filed herewith.

(b)  Reports on Form 8-K.

     Current Report on Form 8-K (Items 5 and 7), dated June 29, 2001 and filed July 2, 2001, to announce Daisytek's decision to exit the IBM master distribution agreements, under which Daisytek's subsidiary Business Supplies Distributors provided off-balance sheet financing to enable PFSweb to service logistics contracts with IBM.

     Current Report on Form 8-K (Items 5 and 7), dated August 8, 2001 and filed August 9, 2001, to announce Daisytek's earnings for the quarter ended June 30, 2001.

     Current Report on Form 8-K (Items 5 and 7), dated August 30, 2001 and filed September 4, 2001, to announce the election of three directors, ratification of the appointment of independent auditors and approval of an amendment to the Daisytek International Corporation 1998 Employee Stock Purchase Plan at Daisytek's annual meeting.

     Current Report on Form 8-K (Items 5 and 7), dated September 21, 2001 and filed September 25, 2001, to announce the estimated impact to Daisytek's business of the September 11, 2001 attacks on the United States.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001




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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1     First Amendment to Daisytek International Corporation 1998 Employee
         Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the
         Company's Form S-8 filed November 9, 2001 (File no. 333-73078)).

10.2     Second Amendment to Daisytek International Corporation 1998 Employee
         Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the
         Company's Form S-8 filed November 9, 2001 (File no. 333-73078)).

10.3*    First Amendment to 1994 Stock Option Plan for Key Employees of Daisytek
         International Corporation.

10.4*    First Amendment to 1998 Amended and Restated Stock Option Plan of
         Daisytek International Corporation.

----------

*    Filed herewith.