Form 10-Q
period 2001-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2002-02-14
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             75-2421746
------------------------                             --------------------------
(State of Incorporation)                             (I.R.S. Employer I.D. No.)

1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TEXAS            75013
------------------------------------------------------            -----
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

                        Yes X    No
                                    ---

At February 5, 2002 there were 17,694,165 shares of the registrant's common stock outstanding, excluding 1,773,905 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                  Condensed Consolidated Balance Sheets (unaudited)................................      3
                  Condensed Consolidated Statements of Operations (unaudited) .....................      4
                  Condensed Consolidated Statements of Cash Flows (unaudited).....................       5
                  Notes to Condensed Consolidated Financial Statements (unaudited)................       6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ....................................................     12

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................     18


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings................................................................     18

      Item 6.     Exhibits and Reports on Form 8-K ................................................     18


SIGNATURES            .............................................................................     19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,         MARCH 31,
                                                                                             2001               2001
                                                                                        --------------     ---------------
                                                                                         (unaudited)
                                               ASSETS
Current assets:
  Cash and cash equivalents........................................................      $       5,328      $        1,971
  Accounts receivable, net of allowance for doubtful accounts of
      $4,195 and $4,979 at December 31, 2001 and March 31, 2001, respectively......            156,131             134,966
  Inventories, net.................................................................            105,033              83,615
  Prepaid expenses and other current assets........................................             14,844               7,194
  Deferred tax asset, net..........................................................              1,874                 --
  Current assets of discontinued subsidiary........................................                --               94,682
                                                                                         -------------      --------------
         Total current assets......................................................            283,210             322,428
                                                                                         -------------      --------------
Property and equipment, at cost:
  Furniture, fixtures and equipment................................................             37,096              23,325
  Leasehold improvements...........................................................              3,929               3,641
                                                                                         -------------      --------------
                                                                                                41,025              26,966
  Less accumulated depreciation and amortization...................................            (19,923)            (15,569)
                                                                                         -------------      --------------
         Net property and equipment................................................             21,102              11,397
Other assets.......................................................................             20,448                 550
Goodwill, net .....................................................................             53,766              46,493
                                                                                         -------------      --------------
         Total assets..............................................................      $     378,526      $      380,868
                                                                                         =============      ==============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.................................................     $       7,212      $        1,436
  Trade accounts payable............................................................            78,451              39,762
  Accrued expenses and other liabilities............................................            17,694              10,471
  Current liabilities of discontinued subsidiary...................................                --               93,490
                                                                                         -------------      --------------
         Total current liabilities..................................................           103,357             145,159
                                                                                         -------------      --------------

Long-term debt, less current portion................................................            81,570              76,607
Other liabilities...................................................................             2,217                 --
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and
   outstanding......................................................................               --                  --
  Common stock, $0.01 par value; 30,000,000 shares authorized; 19,272,437 shares
   issued at December 31, 2001 and 17,689,850 shares issued at March 31, 2001.......               193                 177
  Additional paid-in capital........................................................           114,002              94,663
  Retained earnings.................................................................            99,391              92,415
  Accumulated other comprehensive loss..............................................           (10,512)             (6,043)
  Treasury  stock at cost, 1,773,905 at December 31, 2001 and 3,352,305 shares at
   March 31, 2001...................................................................           (11,692)            (22,110)
                                                                                         -------------      --------------
         Total shareholders' equity.................................................           191,382             159,102
                                                                                         -------------      --------------
         Total liabilities and shareholders' equity.................................     $     378,526      $      380,868
                                                                                         =============      ==============

   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                          ------------------------       -------------------------
                                                             2001           2000            2001            2000
                                                          ---------      ---------       ---------       ---------
Net revenues........................................      $ 309,338      $ 251,034       $ 861,059       $ 748,064
Cost of revenues....................................        278,400        222,662         769,052         662,001
                                                          ---------      ---------       ---------       ---------
        Gross profit................................         30,938         28,372          92,007          86,063
Selling, general and administrative expenses........         20,639         19,593          63,666          59,723
Depreciation and amortization.......................          1,537          1,622           3,901           5,233
Restructuring and nonrecurring costs................          2,044          2,843           6,469           5,031
                                                          ---------      ---------       ---------       ---------
        Income from operations......................          6,718          4,314          17,971          16,076
Interest expense, net...............................          1,850          1,050           5,190           2,513
                                                          ---------      ---------       ---------       ---------
        Income from continuing operations before
          income taxes..............................          4,868          3,264          12,781          13,563
Provision for income taxes..........................          1,752          1,260           4,720           5,579
                                                          ---------      ---------       ---------       ---------
        Income from continuing operations before
          minority interest ........................          3,116          2,004           8,061           7,984
Minority interest...................................            --             --              --               47
                                                          ---------      ---------       ---------       ---------
        Income from continuing operations ..........          3,116          2,004           8,061           8,031
Discontinued operations (Note 2)
        Income (loss) from operations of
          discontinued subsidiary, net of tax ......            --             202          (1,085)            276
                                                          ---------      ---------       ---------       ---------
        Net income .................................      $   3,116      $   2,206       $   6,976       $   8,307
                                                          =========      =========       =========       =========

Net income per common share:
  Basic
       Income from continuing operations............      $    0.20      $    0.13       $    0.52       $    0.49
       Income (loss) from operations of discontinued
         subsidiary, net of tax.....................            --            0.02           (0.07)           0.02
                                                          ---------      ---------       ----------      ---------
       Net income...................................      $    0.20      $    0.15       $    0.45       $    0.51
                                                          =========      =========       =========       =========
  Diluted
       Income from continuing operations............      $    0.18      $    0.13       $    0.48       $    0.49
       Income (loss) from operations of discontinued
         subsidiary, net of tax.....................            --            0.02           (0.07)           0.01
                                                          ---------      ---------       ----------      ---------
       Net income...................................      $    0.18      $    0.15       $    0.41       $    0.50
                                                          =========      =========       =========       =========
Weighted average common and common share
    equivalents outstanding:
       Basic........................................         15,899         14,989          15,378          16,356
       Diluted......................................         17,315         15,065          16,811          16,453



   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                         ------------------------
                                                                            2001          2000
                                                                         ----------    ----------
Net cash provided by operating activities from continuing
    operations                                                           $   11,562    $   21,451
Cash flows from investing activities:
    Purchases of property and equipment ..............................       (9,158)       (5,310)
    Proceeds from the sale and leaseback of equipment ................        8,000            --
    Disposition of subsidiary ........................................          923       (22,113)
    Acquisition of Memphis distribution assets .......................      (10,700)           --
    Acquisitions of businesses, net of cash acquired .................      (16,249)      (16,729)
    Payment for investment in and advances to ISA ....................      (18,553)           --
    (Increase) decrease in note receivable and other assets ..........         (525)        1,610
                                                                         ----------    ----------
                Net cash used in investing activities ................      (46,262)      (42,542)
                                                                         ----------    ----------
Cash flows from financing activities:
    Proceeds from lines of credit, net ...............................        8,095        14,505
    Net proceeds from private placement of common stock ..............       16,430            --
    Purchase of treasury stock .......................................           --       (18,795)
    Net proceeds from exercise of stock options and issuance
      of common stock ................................................       13,338           707
    Other ............................................................         (334)       (1,318)
                                                                         ----------    ----------
                Net cash provided by (used in) financing activities ..       37,529        (4,901)
Effect of exchange rates on cash and cash equivalents ................          528          (442)
                                                                         ----------    ----------
Net increase (decrease) in cash and cash equivalents .................        3,357       (26,434)
Cash and cash equivalents, beginning of period .......................        1,971        28,172
                                                                         ----------    ----------
Cash and cash equivalents, end of period .............................   $    5,328    $    1,738
                                                                         ==========    ==========

Net cash provided by (used by) operating activities from
   discontinued operations ...........................................   $     (685)   $      163

Activities not affecting cash:
  Property and equipment acquired under capital leases ...............   $    3,088    $       --



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

NOTE 2 - DISCONTINUED OPERATIONS

     During June 2001, the Company announced its decision to exit the IBM master distribution agreements, under which the Company's subsidiary Business Supplies Distributors ("BSD") provided financing to enable the Company's former subsidiary PFSweb, Inc. ("PFSweb") to service logistics contracts with IBM. As part of the Company's plan to completely exit this business, Daisytek completed the sale of BSD during September 2001 for net proceeds of approximately $0.9 million. The Company recorded a gain on the sale of approximately $0.2 million.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in the Company's computer and office supplies business segment, are presented as discontinued operations in the accompanying financial statements. The income (loss) from operations of discontinued subsidiary are presented net of a tax benefit (expense) of approximately ($0.1) million for the three months ended December 31, 2000, and $0.6 million and ($0.2) million for the nine months ended December 31, 2001 and 2000, respectively, and include net revenues of approximately $48.9 million for the three months ended December 31, 2000, and $66.6 million and $125.9 million for the nine months ended December 31, 2001 and 2000, respectively.

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

     During September 2001, the Company invested 8.0 million British pounds, or approximately $11.6 million, in ISA International plc ("ISA"), a publicly-held European computer consumables distributor based in the United Kingdom which indirectly owns 47% of Kingfield Heath Limited, a privately-owned wholesaler of office products based in the United Kingdom. The investment in ISA is in the form of preferred shares convertible into 50% of

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ISA's outstanding shares plus one share at the Company's option any time over the next five years. The Company receives a quarterly variable rate cumulative preferential dividend. Daisytek was also granted warrants to purchase an additional 15.4 million common shares for 2 million British pounds, or approximately $2.9 million, at the Company's option any time over the next five years. As of December 31, 2001, the Company has advanced additional funds to ISA of approximately 4.0 million British pounds, or approximately $5.8 million, for pro-rata participation in a shareholder rights issue by Kingfield Heath. Subsequent to December 31, 2001, the Company advanced additional funds to ISA of
2.9 million British pounds, or approximately $4.2 million, for working capital purposes. The advances to ISA earn interest. The investment in ISA, including applicable acquisition costs, is carried at cost and categorized as other assets in the Company's condensed consolidated balance sheets.

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

                                                                For the Three Months          For the Nine Months
                                                                 Ended December 31,           Ended December 31,
                                                              -------------------------    --------------------------
                                                                 2001          2000            2001          2000
                                                              ----------    -----------    -----------    -----------
Reported net income..................................         $    3,116    $     2,206    $     6,976    $    8,307
Add back goodwill amortization, net of tax...........                 --            383             --           989
                                                              ----------    -----------    -----------    -----------
Adjusted net income..................................         $    3,116    $     2,589    $     6,976    $    9,296
                                                              ==========    ===========    ===========    ===========
Basic earnings per share:
   Reported net income...............................         $     0.20    $      0.15    $      0.45    $      0.51
   Goodwill amortization, net of tax.................                 --           0.02             --           0.06
                                                              ----------    -----------    -----------    -----------
   Adjusted net income...............................         $     0.20    $      0.17    $      0.45    $      0.57
                                                              ==========    ===========    ===========    ===========
Diluted earnings per share:
   Reported net income...............................         $     0.18    $      0.15    $      0.41    $      0.50
   Goodwill amortization, net of tax.................                 --           0.02             --           0.06
                                                              ----------    -----------    -----------    -----------
   Adjusted net income...............................         $     0.18    $      0.17    $      0.41    $      0.56
                                                              ==========    ===========    ===========    ===========


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

Interest Rate Management

    To diversify its risk associated with interest rate fluctuations, the Company has entered into interest rate swap agreements under which the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. As of December 31, 2001, interest rate swaps are hedging underlying variable-rate obligations with a principal amount of $50.0 million. Under SFAS No. 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the interest rate swap agreement is reflected in the balance sheet with the corresponding offset, net of tax, to accumulated other comprehensive income. The interest rate swap agreements are perfect hedges and meet the criteria for accounting under the short-cut method as defined in SFAS No. 133. Upon adoption of SFAS No. 133 on April 1, 2001, the Company recorded a derivative liability of approximately $0.7 million. At December 31, 2001, the outstanding interest rate swap agreements had a fair value loss position of approximately $2.2 million.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Currency Rate Management

    As of April 1, 2001, the Company had outstanding foreign currency exchange contracts to manage foreign currency exchange risk related to its net investment in Canadian and Australian subsidiaries, which were settled during the quarter ended June 30, 2001. The gains upon settlement of these contracts during the quarter ended June 30, 2001 were reflected as a cumulative translation adjustment within accumulated other comprehensive income. As of December 31, 2001, the Company had no outstanding foreign currency exchange contracts to manage risk associated with its net investment in foreign subsidiaries.

    The Company's subsidiary Business Supplies Distributors Europe BV entered into foreign currency exchange contracts to manage foreign currency exchange risk related to its intercompany loan denominated in United States dollars. These contracts terminated during the quarter ended September 30, 2001 and were not designated as hedges under SFAS No. 133. Changes in the fair value of the intercompany loan were recorded as foreign currency transaction gains or losses and changes in the fair value of the foreign currency exchange contracts were recorded as derivative gains and losses. The net income statement impact of these transactions during the nine months ended December 31, 2001 was not material to the operations of the Company.

    The Company's Canadian subsidiary enters into foreign currency exchange contracts to manage its risk related to intercompany inventory purchases in the United States. These hedges are designated as cash flow hedges under SFAS No. 133, with changes in the fair value of the contract recorded as a component of accumulated other comprehensive income. The fair value of these contracts was not material at December 31, 2001. In addition, the Company entered into a foreign currency exchange contract to manage risk associated with its advances to ISA. This contract was not designated as a hedge and the value of the contract was not material at December 31, 2001.

NOTE 5 - COMPREHENSIVE INCOME

    The Company includes currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income.

    Effective July 1, 2001, the functional currency for the Company's Mexican subsidiary was changed from the United States dollar to the Mexican peso.

    The functional currency for the Company's Argentina subsidiary is the Argentinean peso. During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentinean peso. The Company began accounting for the devaluation effective December 21, 2001 at a rate of
1.65 Argentinean pesos to $1. As a result of the devaluation, the Company recorded translation losses of $4.5 million as a component of accumulated other comprehensive income during the quarter ended December 31, 2001.

    The following table sets forth comprehensive income (in thousands):

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               DECEMBER 31,              DECEMBER 31,
                                                          ----------------------   ----------------------
                                                             2001         2000        2001         2000
                                                          ---------    ---------   ---------    ---------
Net income ............................................   $   3,116    $   2,206   $   6,976    $   8,307
Comprehensive income adjustments:
    Foreign currency translation adjustment ...........      (3,142)         256      (3,073)        (525)
    Cumulative  effect of  adoption of SFAS 133 as
      of April 1, 2001, net of tax of $240 ............          --           --        (445)          --
    Change in fair value of derivative financial
      instruments, net of tax of $81 and $512 for
      the three months and nine months ended
      December 31, 2001, respectively .................         151           --        (951)          --
                                                          ---------    ---------   ---------    ---------
Comprehensive income ..................................   $     125    $   2,462   $   2,507    $   7,782
                                                          =========    =========   =========    =========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                           -----------------------   ------------------------
                                                              2001         2000         2001          2000
                                                           ----------   ----------   ----------    ----------
NUMERATOR:
   Income from continuing operations ...................   $    3,116   $    2,004   $    8,061    $    8,031
     Income (loss) from  operations of discontinued
       subsidiary, net of tax ..........................           --          202       (1,085)          276
                                                           ----------   ----------   ----------    ----------
     Net income ........................................   $    3,116   $    2,206   $    6,976    $    8,307
                                                           ==========   ==========   ==========    ==========
DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares ...........................       15,899       14,989       15,378        16,356
   Effect of dilutive securities:
     Stock options .....................................        1,416           76        1,433            97
                                                           ----------   ----------   ----------    ----------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares ..................       17,315       15,065       16,811        16,453
                                                           ==========   ==========   ==========    ==========

Basic earnings per common share:
     Income from continuing operations .................   $     0.20   $     0.13   $     0.52    $     0.49
     Income (loss) from  operations of discontinued
       subsidiary, net of tax ..........................           --         0.02        (0.07)         0.02
                                                           ----------   ----------   ----------    ----------
     Net income ........................................   $     0.20   $     0.15   $     0.45    $     0.51
                                                           ==========   ==========   ==========    ==========

Diluted earnings per common share:
     Income from continuing operations .................   $     0.18   $     0.13   $     0.48    $     0.49
     Income (loss) from  operations of discontinued
       subsidiary, net of tax ..........................           --         0.02        (0.07)         0.01
                                                           ----------   ----------   ----------    ----------
     Net income ........................................   $     0.18   $     0.15   $     0.41    $     0.50
                                                           ==========   ==========   ==========    ==========

    Employees and former employees exercised stock options to acquire 342,207 shares for proceeds of approximately $3.9 million and 1,504,658 shares for proceeds of approximately $12.9 million during the three months and nine months ended December 31, 2001, respectively.

NOTE 7 - DEBT

    The Company's revolving line of credit facility in the United States, which expires on December 19, 2003, includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, the Company added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability from $120.0 million to $150.0 million (subject to certain borrowing limitations). As of December 31, 2001, the outstanding balance under this credit facility was $68.0 million and, based on the Company's borrowing base limit at December 31, 2001, $44.3 million was available for future borrowings.

    During April 2001, the Company refinanced a revolving term loan with a Canadian bank expiring on August 31, 2002 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2002 with a single revolving credit facility of 20.0 million Canadian dollars expiring during April 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 50 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 50 basis points. The credit facility includes a standby fee of 0.25% on the unused portion of the credit facility. During October 2001, the Company amended its Canadian credit facility to add another 10.0 million Canadian dollars to its available credit for total maximum credit availability of 30.0 million Canadian dollars, or approximately $18.8 million. As of December 31, 2001, the outstanding balance under the Canadian credit facility was 18.6 million Canadian dollars, or approximately $11.7 million, and 11.4 million Canadian dollars, or approximately $7.2 million, was available for future borrowings.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    During May 2001, the Company amended its unsecured revolving line of credit facility with an Australian bank expiring on January 1, 2002 to add another 5.0 million Australian dollars to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $10.2 million. During December 2001, the Company extended the Australian credit facility to January 1, 2003. As of December 31, 2001, the outstanding balance under the Australian credit facility was 12.3 million Australian dollars, or approximately $6.3 million, and 7.7 million Australian dollars, or approximately $3.9 million, was available for future borrowings.

NOTE 8 - RESTRUCTURING AND NONRECURRING COSTS

     Restructuring and nonrecurring costs consist of the following for the three and nine month periods ended December 31, 2001 and 2000 (in thousands):

                                            For the Three Months    For the Nine Months
                                             Ended December 31,     Ended December 31,
                                           ---------------------   ---------------------
                                              2001        2000        2001        2000
                                           ---------   ---------   ---------   ---------
Restructuring charges(a) ...............   $   2,044   $      --   $   2,044   $      --
Final PFSweb separation charges(b) .....          --          --       4,425          --
PFSweb spin-off charges(c) .............          --       2,501          --       4,689
Other ..................................          --         342          --         342
                                           ---------   ---------   ---------   ---------
                                           $   2,044   $   2,843   $   6,469   $   5,031
                                           =========   =========   =========   =========

----------
(a) During the quarter ended December 31, 2001, the Company commenced a restructuring plan that includes (1) information technology enhancements to ensure growth in the business will be technologically supported; (2) distribution improvements and consolidation of subsidiary computer and office supplies warehouses into five new regional hub facilities in order to leverage distribution costs; and (3) centralization of certain back-office resources into a shared services organization to reduce costs and improve efficiencies. Daisytek expects to complete the projects in approximately 18 months. The Company incurred pre-tax charges of approximately $2.0 million during the third quarter, including (1) $0.7 million related to warehouse and distribution initiatives, including the integration of office products at the Company's central distribution center in Memphis; (2) $1.1 million related to employees severed during the third quarter; and (3) $0.2 million related to other back-office improvements. In addition, inventory costs of $0.9 million related to the warehouse and distribution initiatives of the restructuring plan are included in cost of revenues.

(b) As part of the Company's May 2001 transaction to terminate certain transaction management services agreements between the Company and its former subsidiary PFSweb and to purchase certain Memphis distribution assets from PFSweb, the Company recognized a pre-tax nonrecurring charge of $4.4 million. This charge included transaction costs, a separation payment and finalization of other balances between the Company and PFSweb.

(c) The Company incurred pre-tax charges of $2.5 million and $4.7 million for the three months and nine months ended December 31, 2000 related to reorganization and separation activities following the spin-off of the Company's subsidiary PFSweb during July 2000.

NOTE 9 - PRIVATE PLACEMENT OF COMMON STOCK

     During December 2001, the Company completed the private placement of approximately 1.6 million shares of Daisytek common stock to a group of institutional investors for total gross proceeds of approximately $17.7 million. Offering costs of approximately $1.2 million were incurred as of December 31, 2001.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - SEGMENT DATA

     The Company currently operates in two reportable business segments - (1) computer and office supplies and (2) professional tape products. Prior to the spin-off of the Company's subsidiary PFSweb during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies. Separate financial data for each of the Company's operating segments, excluding discontinued operations, is provided below (in thousands):

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           DECEMBER 31,               DECEMBER 31,
                                                   -------------------------   -------------------------
                                                       2001          2000          2001         2000
                                                   -----------   -----------   -----------   -----------
 Net revenues:
    Computer and office supplies, excluding
      discontinued operations ..................   $   291,984   $   231,140   $   807,195   $   677,157
    Professional tape products .................        17,354        19,894        53,864        62,360
    PFSweb .....................................            --            --            --        15,836
    Intersegment eliminations ..................            --            --            --        (7,289)
                                                   -----------   -----------   -----------   -----------
    Consolidated ...............................       309,338       251,034       861,059       748,064
Operating contribution (loss):
    Computer and office supplies, excluding
        discontinued operations ................         8,776         6,427        21,967        18,790
      Professional tape products ...............           886           730         3,373         2,822
      PFSweb ...................................            --            --            --          (505)
                                                   -----------   -----------   -----------   -----------
      Consolidated .............................         9,662         7,157        25,340        21,107

     The Company's computer and office supplies segment includes certain expenses that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent: (1) costs related to the Company's centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. Restructuring and nonrecurring costs of $2.9 million and $2.8 million for the three months ended December 31, 2001 and 2000, respectively, and $7.4 million and $5.0 million for the nine months ended December 31, 2001 and 2000, respectively, have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document. Unless otherwise indicated, all references to "Daisytek," "we," "us," and "our" refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, which is Daisytek's primary operating subsidiary. References in the Report to Daisytek's fiscal year mean the twelve-month period ending on March 31 of such fiscal year.

    Daisytek is a leading global wholesale distributor of computer and office supplies and professional tape products. To enhance our relationship with our computer and office supplies customers worldwide, we also provide unique, value-added services such as direct marketing, merchandising and demand generation. We sell our products and services in the United States, Canada, Australia, Mexico and South America. Prior to the spin-off of our subsidiary PFSweb, Inc. ("PFSweb") during July 2000, we also provided transaction management services to both traditional and electronic commerce companies.

RECENT DEVELOPMENTS

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

     During June 2001, we announced our decision to exit the IBM master distribution agreements, under which our subsidiary Business Supplies Distributors ("BSD") provided financing to enable PFSweb to service logistics contracts with IBM. As part of our plan to completely exit this business, we completed the sale of BSD during September 2001. The exit of this business has allowed us to redeploy the working capital required by this business to other strategic business opportunities that provide higher returns on our investments. We adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in our computer and office supplies business segment, are presented as discontinued operations in the accompanying financial statements.

     During September 2001, we invested 8.0 million British pounds, or approximately $11.6 million, in ISA International plc ("ISA"), a publicly-held European computer consumables distributor based in the United Kingdom which indirectly owns 47% of Kingfield Heath Limited, a privately-owned wholesaler of office products based in the United Kingdom. The investment in ISA is in the form of preferred shares convertible into 50% of ISA's outstanding shares plus one share at our option any time over the next five years. We receive a quarterly variable rate cumulative preferential dividend. We were also granted warrants to purchase an additional 15.4 million common shares for 2 million British pounds, or approximately $2.9 million, at our option any time over the next five years. As of December 31, 2001, we have advanced additional funds to ISA of approximately 4.0 million British pounds, or approximately $5.8 million, for pro-rata participation in a shareholder rights issue by Kingfield Heath. Subsequent to December 31, 2001, we advanced additional funds to ISA of 2.9 million British pounds, or approximately $4.2 million, for working capital purposes. The advances to ISA earn interest.

     Additionally, we acquired certain assets and liabilities of Digital Storage, LLC ("Digital Storage"), a value-added distributor of computer media, accessories and supplies, during the first quarter of fiscal year 2002 and acquired certain assets and liabilities of office products wholesaler General Stationery Supplies in Australia during the second quarter of fiscal year 2002.

     During the quarter ended September 30, 2001, we expanded our computer and office supplies product line to include computer peripheral and connectivity products, announcing agreements to distribute products from Logitech International and iBIZ Technology Corp. During the quarter ended December 31, 2001, we announced a strategic alliance with eCommerce Industries Inc. (ECI2) to provide technology tools to help our resellers and the acquisition of exclusive rights to distribute OpenSupply, a software that monitors toner and ink usage.

    Argentina has recently undergone significant economic and political change. During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentinean peso. Our Argentina subsidiary began accounting for the effect of the devaluation effective December 21, 2001 at a rate of 1.65 Argentinean pesos to $1. As a result of the devaluation, we recorded translation losses of $4.5 million as a component of accumulated other comprehensive income during the quarter ended December 31, 2001. Although we are working closely with customers and vendors in Argentina, we anticipate some earnings impact in the short term.

    We are working to build a centralized distribution and business support platform that will position Daisytek for continued growth, improve financial performance and support us in our vision to be the largest distributor of computer supplies, office products and accessories in the world. During the third quarter of fiscal year 2002, we commenced a restructuring plan that includes (1) information technology enhancements to ensure growth in the business will be technologically supported; (2) distribution improvements and consolidation of subsidiary computer and office supplies warehouses into five new regional hub facilities in order to leverage distribution costs; and (3) centralization of certain back-office resources into a shared services organization to reduce costs and improve efficiencies. We expect that the projects will take about 18 months to complete.

RESULTS OF OPERATIONS

    Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         Net Revenues. Net revenues for the three months ended December 31, 2001 increased 23.2% to $309.3 million compared to $251.0 million for the three months ended December 31, 2000. Computer and office supplies net revenues increased 26.3% for the quarter ended December 31, 2001 compared to the prior year as a result of (1) growth in the emerging customer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (2) growth in the international computer supplies business; and (3) the acquisitions of Digital Storage and General Stationery Supplies. Increases were primarily volume-related. Within the computer and office supplies segment, domestic operations increased approximately 30% compared to the prior year and international operations increased approximately 22% in U.S. dollars compared to the prior year. For comparative purposes, we continue to see a deterioration in the value of both the Canadian and Australian dollar relative to the U.S dollar, which has negatively impacted growth in U.S. dollars. Using local currencies for both interim periods, growth for the three months ended December 31, 2001 was approximately 27% compared to the prior year. Our divisions in Australia, Canada and Mexico, which represent approximately 80% of our international business, all experienced revenue growth relative to the same quarter in the prior year. Our Latin American business continues to be impacted (on a comparable basis with prior year results) due to the change in certain tariffs, which has made it more attractive for our customers to source product locally rather than import from our Miami facility. Also, as previously mentioned, our Argentinean division was negatively impacted during the quarter ended December 31, 2001 due to the political and economic uncertainties in that country. See "Recent Developments."

         The computer and office supplies revenue increase for the quarter ended December 31, 2001 was partially offset by a 12.8% revenue decrease in our professional tape products segment, due to decreases in volume and prior year industry price decreases which continued to impact our revenues on a comparable basis. We have recently completed our restructuring plan to improve both revenues and earnings for the professional tape products segment, which has focused on new leadership for the business, rationalizing warehouses to reduce costs and improve customer service, utilizing more efficient inside telemarketing teams versus outside sales people and developing new sales and marketing initiatives.

         Gross Profit. Gross profit as a percentage of net revenues was 10.0% for the quarter ended December 31, 2001 compared to 11.3% for the prior year. This decrease in margin percentage is primarily attributable to the lower contributions from foreign product sourcing opportunities following the events of September 11, 2001 and the acquisition of Digital Storage, which typically operates at lower gross margins than the remainder of our business. In addition, we incurred restructuring charges of $0.9 million related to our warehouse and distribution initiatives which are included in cost of sales for the quarter ended December 31, 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended December 31, 2001 were $20.6 million, or 6.7% of net revenues, as compared to $19.6 million, or 7.8% of net revenues, for the quarter ended December 31, 2000. SG&A, in both dollars and as a percentage of revenues, was impacted by (1) the acquisition of our Memphis distribution assets and termination of the transaction services agreement with PFSweb in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee; (2) the acquisition of certain assets and liabilities of Digital Storage, which operates at lower SG&A percentages than our other business; and (3) improvements resulting from our restructuring activities.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended December 31, 2001 was $1.5 million compared to $1.6 million for the prior year quarter. The decrease is due to our adoption during the first quarter of fiscal year 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but reviewed for impairment at least once a year. As a result, we discontinued amortization of goodwill effective April 1, 2001. This benefit is partially offset by depreciation related to new capital expenditures and business acquisitions during the year.

         Restructuring and Nonrecurring costs. During the quarter ended December 31, 2001, we incurred pre-tax restructuring charges of $2.0 million, including $0.7 million related to warehouse and distribution initiatives (including the integration of office products at our central distribution center in Memphis), $1.1 million related to employees severed during the third quarter and $0.2 million related to other back-office improvements. During the quarter ended December 31, 2000, we recognized pre-tax costs of $2.8 million primarily related to reorganization and separation activities following the spin-off of our subsidiary PFSweb during July 2000.

         Interest Expense, net. Interest expense was $1.9 million for the quarter ended December 31, 2001 and $1.1 million for the quarter ended December 31, 2000. Comparatively, debt levels increased due to: (1) the repurchase of 20% of our outstanding shares under terms of a share buyback program we completed during the last fiscal year; (2) the impact of the acquisitions of Digital Storage and General Stationery Supplies during fiscal year 2002; (3) the acquisition of our Memphis distribution assets; and (4) our investment in ISA. These increases to debt levels and corresponding impact to interest expense were partially offset by lower interest rates during the most recent quarter and debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001. The weighted average interest rate, including the effects of our interest rate swaps, was 6.3% and 8.4% for the three-month periods ended December 31, 2001 and 2000, respectively.

         Income Taxes. Our effective income tax rate was 36.0% and 38.6% for the three months ended December 31, 2001 and 2000, respectively. This decline is attributable to the finalization of prior year tax returns, which favorably impacted foreign taxes at higher marginal tax rates as well as certain state tax liabilities. Additionally, eliminating the book amortization of non-deductible goodwill has improved the overall effective tax rate compared to the prior year. Based on these results, we expect our effective tax rate to approximate 38% in future quarters.

    Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000

         Net Revenues. Net revenues for the nine months ended December 31, 2001 increased 15.1% to $861.1 million compared to $748.1 million for the nine months ended December 31, 2000. Results for the prior year include our former subsidiary PFSweb, which was spun off during July 2000. Excluding PFSweb revenues (net of intercompany eliminations) in the first quarter of fiscal year 2001, revenue growth was 16.4%. Computer and office supplies net revenues increased 19.2% for the nine months ended December 31, 2001 compared to the prior year, attributable to (1) growth in the emerging customer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (2) growth in the international computer supplies business; and (3) the acquisitions of Digital Storage, General Stationery Supplies and Etertin y CIA, S.A. ("Etertin"). Increases were primarily volume-related. Within the computer and office supplies segment, domestic operations increased approximately 18.9% and international operations increased approximately 19.7% in U.S. dollars compared to the prior year. For comparative purposes, we continue to see a deterioration in the value of both the Canadian and Australian dollar relative to the U.S. dollar, which has negatively impacted growth in U.S. dollars.

         The computer and office supplies revenue increase for the nine months ended December 31, 2001 was also partially offset by a 13.6% revenue decrease in our professional tape products segment, due to decreases in volume and prior year industry price decreases which continued to impact our revenues on a comparable basis.

         The growth in net revenues for the nine months ended December 31, 2001 was also partially offset by operational disruptions following the United States terrorist attacks on September 11, 2001. All United States subsidiaries experienced declines in orders and sales immediately subsequent to this date.

         Gross Profit. Gross profit as a percentage of net revenues was 10.7% for the nine months ended December 31, 2001 compared to 11.5% for the prior year. Excluding PFSweb revenues and gross margin in the first quarter of fiscal year 2001, gross profit percentage was 11.4%. PFSweb's service fee based business typically operated at higher margins than the consolidated Daisytek business. The decline in gross margin percentage from 11.4% to 10.7% is attributable to (1) the lower contributions from foreign product sourcing opportunities following the events of September 11, 2001; (2) the acquisition of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business; and (3) the reduction in revenue in the professional tape products segment, which typically operates at higher gross margin percentages. The sell-off during the first quarter of fiscal 2002 of certain overstocked inventory (purchased in anticipation of a price increase) at lower than expected margins also contributed to the decreased margin. In addition, we incurred restructuring charges of $0.9 million related to our warehouse and distribution initiatives which are included in cost of revenues for the nine months ended December 31, 2001.

         Selling, General and Administrative Expenses. SG&A for the nine months ended December 31, 2001 was $63.7 million, or 7.4% of net revenues, as compared to $59.7 million, or 8.0% of net revenues, for the nine months ended December 31, 2000. Excluding SG&A costs related to PFSweb in the first quarter of fiscal year 2001, SG&A was $58.5 million, or 7.9% of net revenues. As mentioned previously, the service-based component of PFSweb's business operated at higher gross margins and higher SG&A percentages and is reflected in the prior year results, but not the current year due to the spin-off of PFSweb during July 2000. Excluding PFSweb, the increase in SG&A was impacted by (1) the acquisition of our Memphis distribution assets and termination of the transaction services agreement with PFSweb in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee; (2) the acquisition of Digital Storage, which operates at lower SG&A percentages than our other business; and
(3) improvements resulting from our restructuring activities. This favorable impact was partially offset by certain incremental costs incurred relative to the events of September 11, 2001.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended December 31, 2001 was $3.9 million compared to $5.2 million for the comparable prior year period. The decrease is due to our adoption during the first quarter of fiscal year 2002 of SFAS No. 142, under which goodwill is no longer amortized but reviewed for impairment at least once a year. As a result, we discontinued amortization of goodwill effective April 1, 2001. This benefit is partially offset by depreciation related to new capital expenditures and business acquisitions during the year.

         Restructuring and Nonrecurring costs. During the nine months ended December 31, 2001, we recognized pre-tax charges of (1) $2.0 million related to restructuring activities, including $0.7 million related to warehouse and distribution initiatives (including the integration of office products at our central distribution center in Memphis), $1.1 million related to employees severed during the third quarter and $0.2 million related to other back-office improvements and (2) $4.4 million related to the acquisition of the Memphis distribution assets and the termination of certain transaction management service agreements between PFSweb and Daisytek, including transaction costs, a separation payment and finalization of other balances with PFSweb. During the nine months ended December 31, 2000, we recognized charges of $5.0 million primarily related to reorganization and separation activities following the spin-off of our subsidiary PFSweb during July 2000.

         Interest Expense, net. Interest expense increased to $5.2 million for the nine months ended December 31, 2001 compared to $2.5 million for the nine months ended December 31, 2000. Of this increase, $0.3 million represents a reduction in net interest expense in the first quarter of the prior year due to interest income earned by PFSweb on their existing cash balances. The remaining increase in interest expense is attributable to increases in our debt levels due to: (1) the repurchase of 20% of our outstanding shares under terms of a share buyback program we completed during the last fiscal year; (2) the impact of the acquisitions of Etertin during fiscal year 2001 and Digital Storage and General Stationery Supplies during fiscal year 2002; (3) the acquisition of our Memphis distribution assets; and (4) our investment in ISA. These increases to debt levels and corresponding impact to interest expense were partially offset by lower interest rates during the current fiscal year and debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001. The weighted average interest rate, including the effect of our interest rate swaps, was 6.6% and 8.2% for the nine-month periods ended December 31, 2001 and 2000, respectively.

         Income Taxes. Our effective income tax rate was 36.9% and 41.1% for the nine months ended December 31, 2001 and 2000, respectively. The income tax provision was negatively impacted during the first quarter of last fiscal year primarily due to losses generated by PFSweb's European subsidiary for which no income tax benefit was recorded. Due to PFSweb's limited operating history in Europe at that time, it was uncertain whether it was "more likely than not" that we would be able to utilize these cumulative tax losses and therefore no tax benefit was recorded. In fiscal 2002, we experienced a decline in our effective tax rate attributable to the finalization of prior year tax returns, which favorably impacted foreign taxes at higher marginal tax rates as well as certain state tax liabilities. Additionally, eliminating the book amortization of non-deductible goodwill has improved the overall effective tax rate compared to the prior year. Based on these results, we expect our effective tax rate to approximate 38% in future quarters.

         Seasonality. Although historically we have experienced our greatest sequential quarter revenue growth in our fourth fiscal quarter, management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. As the international portion of our business grows, seasonality may become more of a factor due to holidays and work patterns in these countries. Management believes that factors that may influence quarterly variability include the overall growth in the non-paper computer supplies industry and shifts in demand for computer supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. We generally experience a relative slowness in sales during the summer months, which may adversely affect our first and second fiscal quarters in relation to sequential quarter performance.

DILUTION

    Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at December 31, 2001 of 17,498,532.

                                                  DILUTED SHARES
             AVERAGE SHARE PRICE                   OUTSTANDING
             -------------------                  --------------
             $12.00........................         18,686,825
             $13.00........................         18,832,851
             $14.00........................         18,958,125
             $15.00........................         19,070,625
             $16.00........................         19,170,666
             $17.00........................         19,258,938
             $18.00........................         19,337,401

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities from continuing operations for the nine months ended December 31, 2001 was $11.6 million, compared with $21.5 million for the same period in the prior year. Working capital, excluding the current portion of long-term debt and cash balances, increased to $181.7 million at December 31, 2001 from $176.7 million at March 31, 2001, attributable primarily to our acquisitions of Digital Storage and General Stationery Supplies, partially offset by a decrease in working capital as a result of our decision to exit the IBM master distribution agreements. The working capital requirements were funded primarily with proceeds from our credit facilities.

    Net cash used in investing activities during the nine months ended December 31, 2001 was $46.3 million. Payments during the nine months ended December 31, 2001 included cash paid for the acquisitions of Digital Storage and General Stationery Supplies, the investment in ISA, and the transaction to acquire the Memphis distribution assets from PFSweb, which were funded with proceeds from our credit facilities and the sale and leaseback of certain Memphis distribution assets. Capital expenditures for the nine months ended December 31, 2001 were $12.2 million, including $3.1 million acquired under a capital lease and $9.1 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares were $13.3 million for the nine months ended December 31, 2001, which were used to reduce outstanding balances under our credit facilities.

     During December 2001, we completed the private placement of approximately
1.6 million shares of Daisytek common stock to a group of institutional investors for total gross proceeds of approximately $17.7 million. Offering costs of approximately $1.2 million were incurred as of December 31, 2001. The proceeds from the private placement were initially used to reduce outstanding balances under our credit facility.

Financing Activities

    Domestic Credit Facilities. Our revolving line of credit facility in the United States, which expires on December 19, 2003, includes an expandable feature to increase the maximum borrowing to $170 million, subject to various conditions precedent. During April 2001, we added another $30.0 million of available credit under this feature, increasing the maximum borrowing availability from $120.0 million to $150.0 million (subject to certain borrowing limitations). As of December 31, 2001, the outstanding balance under this credit facility was $68.0 million and, based on our borrowing base limit at December 31, 2001, $44.3 million was available for future borrowings.

    Foreign Credit Facilities. During April 2001, we refinanced a revolving term loan with a Canadian bank expiring on August 31, 2001 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2002 with a single revolving credit facility of 20.0 million Canadian dollars expiring during April 2004. During October 2001, we amended the Canadian credit facility to add another 10.0 million Canadian dollars to its available credit for total maximum credit availability of 30.0 million Canadian dollars, or approximately $18.8 million. Availability under the credit facility is subject to certain borrowing base limitations, as defined. As of December 31, 2001, the outstanding balance under the Canadian credit facility was 18.6 million Canadian dollars, or approximately $11.7 million, and we had 11.4 million Canadian dollars, or approximately $7.2 million, available for future borrowings.

    During May 2001, we amended our unsecured revolving line of credit facility with an Australian bank expiring on January 1, 2002 to add another 5.0 million Australian dollars to its available credit for total maximum credit availability of 20.0 million Australian dollars, or approximately $10.2 million. As of December 31, 2001, the outstanding balance under our Australian credit facility was 12.3 million Australian dollars, or approximately $6.3 million, and we had
7.7 million Australian dollars, or approximately $3.9 million, available for future borrowings. During December 2001, we extended this Australian credit facility to January 1, 2003.

    Contractual Obligations and Guarantees. Obligations under long-term debt, capital leases and non-cancelable operating leases are as follows (in millions):

                                                              PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------------------
                                                      LESS THAN                                      AFTER
CONTRACTUAL OBLIGATIONS                 TOTAL          1 YEAR      1-3 YEARS      4-5 YEARS         5 YEARS
-----------------------              -----------     -----------  -----------  --------------     -----------
Long-term debt.....................     $   85.9     $   6.2         $  79.7      $    --         $   --
Capital lease obligations..........          2.9         1.0             1.9           --             --
Operating leases...................         35.4         8.8            14.1          8.1              4.4
Total..............................     $  124.2     $  16.0         $  95.7      $   8.1         $    4.4

    In connection with the IPO of PFSweb, we have guaranteed certain PFSweb operating lease obligations. Total minimum payments for the guaranteed leases are $17.3 million, including $4.1 million due in less than one year, $6.9 million due in one to three years, $3.4 million due in four to five years and $2.9 million due after five years. We do not expect to make payments under these guarantees; however, if performance were required, we would seek to mitigate our exposure with lease terminations and/or subleases.

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

    These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of or inability to hire skilled personnel; the loss of key suppliers or customers; the loss or material decline in service of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses and investments; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties, including equipment failure or a breach of our security measures; the volatility of our common stock; economic and political uncertainties arising as a result of terrorist attacks; seasonality; exchange rate fluctuations; foreign currency devaluations; and the regulatory and trade environment (both domestic and foreign). These risks and others are more fully described in Daisytek's Annual Report of Form 10-K for the year ended March 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Argentina has recently undergone significant economic and political change and, during January 2002, the country abandoned the fixed dollar-to-peso exchange rate and devalued the Argentinean peso. We have experienced no other material changes in interest rate risk or foreign exchange risk during the nine months ended December 31, 2001. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse affect on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

4.1 Securities Purchase Agreement dated December 19, 2001 (incorporated by reference to Exhibit 4.3 to the Company's Form S-3 dated December 21, 2001 (File No. 333-75802))

4.2 Registration Rights Agreement dated December 19, 2001 (incorporated by reference to Exhibit 4.4 to the Company's Form S-3 dated December 21, 2001 (File No. 333-75802))

10.1* Daisytek International Corporation First Amendment to Non-Employee Director Stock Option and Retainer Plan

10.2* Amended and Restated Credit Agreement dated as of April 30, 2001 among Daisytek, Incorporated, as Borrower, the Lenders, Bank One, Texas, NA, as Administrative Agent, Citizens Bank of Massachusetts, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Bank One, Texas, NA and Bank One, NA, as LC Issuers

10.3* Second Amendment to Credit Agreement among Daisytek, Incorporated, as Borrower, the Lenders, Bank One, NA, as Administrative Agent, Citizens Bank of Massachusetts, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Bank One, NA, as LC Issuers dated as of October 19, 2001

*    Filed herewith.

(b)  Reports on Form 8-K.

    Current Report on Form 8-K (Items 5 and 7), dated December 20, 2001 and filed December 26, 2001, to announce the completion of a private placement of 1,578,400 shares of common stock to a group of institutional investors.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 14, 2002




                             DAISYTEK  INTERNATIONAL CORPORATION

                             By: /s/ Ralph Mitchell
                                 ----------------------------------------------
                                 Ralph Mitchell
                                 Chief Financial Officer,
                                 Chief Accounting Officer,
                                 Executive Vice President - Finance

                                  EXHIBIT INDEX



Exhibit
Number   Description
-------  -----------
4.1      Securities Purchase Agreement dated December 19, 2001 (incorporated by reference to Exhibit 4.3 to the Company's Form S-3 dated December 21,
         2001 (File No. 333-75802))

4.2 Registration Rights Agreement dated December 19, 2001 (incorporated by reference to Exhibit 4.4 to the Company's Form S-3 dated December 21,
         2001 (File No. 333-75802))

10.1*    Daisytek International Corporation First Amendment to Non-Employee
         Director Stock Option and Retainer Plan

10.2*    Amended and Restated Credit Agreement dated as of April 30, 2001 among
         Daisytek, Incorporated, as Borrower, the Lenders, Bank One, Texas, NA, as Administrative Agent, Citizens Bank of Massachusetts, as Syndication
         Agent, Bank of America, N.A., as Documentation Agent, and Bank One,
         Texas, NA and Bank One, NA, as LC Issuers

10.3*    Second Amendment to Credit Agreement among Daisytek, Incorporated, as
         Borrower, the Lenders, Bank One, NA, as Administrative Agent, Citizens
         Bank of Massachusetts, as Syndication Agent, Bank of America, N.A., as
         Documentation Agent, and Bank One, NA, as LC Issuers dated as of
         October 19, 2001

*    Filed herewith.