Form 10-K
period 2002-03-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2002-06-28
CIK 887403

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



             FOR THE FISCAL YEAR ENDED MARCH 31, 2002




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

                                 (972) 881-4700
              (Registrant's telephone number, including area code)
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 1, 2002 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was approximately $254.9 million. Solely for purposes of the preceding calculation, outstanding shares of common stock held by directors and executive officers have been treated as held by affiliates. As of June 1, 2002, there were 18,032,488 shares of the registrant's Common Stock, $.01 par value, outstanding, excluding 1,773,905 shares of common stock in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain information contained in the proxy statement of Daisytek International Corporation for its annual meeting of stockholders to be held during 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
            Operations................................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   26
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................   56
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related
            Stockholder Matters.......................................   56
Item 13.  Certain Relationships and Related Transactions..............   56
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   56
SIGNATURES............................................................   65

     Unless otherwise indicated, all references to "Daisytek," "we," "us" and "our" refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, which is Daisytek's primary operating subsidiary. References in this Form 10-K to Daisytek's fiscal year means the twelve-month period ended on March 31 of such year.

                                     PART I

ITEM 1.  BUSINESS

     Daisytek is a leading global distributor of computer and office supplies and professional tape products. To enhance our relationship with our computer and office supplies customers worldwide, we also provide unique, value-added services such as direct marketing, merchandising and demand generation. We sell our products and services in the United States, Europe, Canada, Australia, Mexico and South America. We were originally incorporated in 1978.

COMPUTER AND OFFICE SUPPLIES

     We distribute over 23,000 consumable computer and office supplies, including such items as toner and inkjet cartridges, diskettes, data cartridges and other supplies for inkjet and laser printers, photocopiers and fax machines, as well as traditional office products. We market and sell internationally known, name brand products from major manufacturers such as Apple, Avery Denison, Brother, Canon, Epson, Fellowes, Hewlett-Packard, IBM, Imation, Lexmark, Maxell, Okidata, Panasonic, Quantum, Sanford, Sharp, Smead, Sony, Tektronix and Xerox. Our customers include computer supply specialists, contract stationers, office products dealers and retailers, consumer-convenient channel retailers (including drug and grocery stores), other retailers and value added resellers (VARs), internet-based resellers and other independents who resell the products to end-users. During fiscal year 2002, we distributed computer and office supplies to more than 70,000 customer locations. This segment also includes VirtualDemand, our wholly-owned subsidiary, which provides database management, outbound telemarketing, inbound customer support and e-marketing on a fee basis to manufacturer and reseller partners.

     We operate a highly efficient, low-cost, centralized business platform for computer supplies distribution in the United States and have expanded internationally into Canada in 1989, Mexico in 1994, Australia in 1996 and Argentina in 2000. We began distribution to Central and South America in 1996 from our Miami facility. In addition, in May 2002 we announced an offer to acquire ISA International plc ("ISA"), a pan-European distributor of computer supplies, and to date, we have obtained receipt of acceptances of our offer by holders of more than 90% of ISA ordinary shares. We entered the traditional office products industry in May 2000 with the acquisition of B.A. Pargh Company, LLC. We believe we are one of the world's largest independent wholesale distributors of computer and office supplies. Computer and office supplies revenues represented approximately 94% of Daisytek's total revenues in fiscal year 2002, including approximately 60% from domestic revenues and approximately 34% from international revenues.

     Computer and office supplies products are used in a broad range of computers and office automation products, including inkjet and laser printers, photocopiers, fax machines, data storage products and, increasingly, digital imaging applications. We regularly update our product line to reflect advances in technology and to provide a wide product range of the most popular products. Our major product and service categories can generally be classified as follows:

     Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, inkjet cartridges, optical photo conductor kits, photocopier supplies and fax machine supplies. Non-impact printers, such as laser printers, personal photocopiers and fax machines, continue to grow in popularity and have a wide range of applications.

     Office Products. Office products include envelopes, business forms, writing instruments, office machines and all desktop supplies.

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

     Accessories and Other Products. Accessories include cleaning supplies, disk storage boxes, data cartridge storage, racks, surge protection devices, workstation accessories and anti-glare screens. We also sell a number of other products such as specialty paper, banking supplies and selected business machines. In fiscal 2002, we introduced a range of electronic peripheral products including internet video cameras, mice, trackballs, keyboards, audio/telephony products and interactive gaming controllers.

     Daisytek's wholly-owned subsidiary VirtualDemand leverages our experience in database management, outbound telemarketing, inbound customer care and e-marketing to offer a fee-based menu of direct marketing and targeted demand generation services for many of our existing manufacturer and reseller partners. We believe the services offered by VirtualDemand generate increased customer satisfaction, improved brand loyalty, incremental demand and enhanced sales growth.

  OFFER TO ACQUIRE ISA

     On May 23, 2002, we mailed a recommended offer to shareholders of ISA, a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd., a U.K.-based wholesaler of office products. At the time of the mailing, we had received irrevocable commitments to accept the offer in respect of 56.5% of ISA ordinary shares. To date, we have received acceptances totaling more than 90% of ISA ordinary shares and all conditions to the offer have either been satisfied or waived. Acceptances from shareholders owning 33.8 million ISA ordinary shares have selected the cash offer of 7.5 pence, or approximately $0.11, representing cash consideration of approximately 2.5 million British pounds, or approximately $3.6 million. Acceptances from shareholders owning 14.9 million ISA ordinary shares have selected the alternative offer to receive unregistered Daisytek common shares instead of cash, representing share consideration of approximately 136,000 Daisytek common shares. Additionally, we acquired 4.7 million ISA ordinary shares in open-market purchases, representing cash consideration of approximately 0.4 million British pounds, or approximately $0.5 million. The cash offer for ISA ordinary shares will remain open until July 10, 2002 and we then intend to exercise our rights under U.K. law to pursue compulsory acquisition of the remainder of ISA ordinary shares. The alternative offer to receive Daisytek common shares instead of cash expired at the close of trading in the U.K. on June 27, 2002. We appointed three members to the board of ISA on June 14, 2002.

     During September 2001, we invested 8.0 million British pounds, or approximately $11.4 million, in preference shares of ISA convertible into 50% plus one share of ISA at our option at any time over a period of five years. We were also granted warrants to purchase an additional 15.4 million ISA ordinary shares for 2 million British pounds, or approximately $2.8 million, at our option any time over the next five years. The preference shares earn a quarterly variable rate cumulative preferential dividend. In addition to the preference share investment, as of March 31, 2002, we have advanced funds to ISA of approximately 11.7 million British pounds, or approximately $16.7 million, including 3.1 million British pounds, or approximately $4.4 million, for pro-rata participation in a shareholder rights issue by Kingfield Heath, and approximately 8.6 million British pounds, or approximately $12.3 million, for working capital purposes. Subsequent to March 31, 2002, we advanced additional funds to ISA of 3.2 million British pounds, or approximately $4.6 million, for working capital purposes.

     ISA did not pay the preference dividend due to Daisytek on April 1, 2002. Failure to pay a preference dividend for more than 14 days after its due date constitutes an event of default under ISA's articles of association, unless waived by us. We had agreed to waive the outstanding payment, but this agreement to waive expired on May 6, 2002. As a result of this event of default, as of May 7, 2002, we were entitled to vote our preference shares on an as-converted basis (50% plus one share), entitling us to majority voting control and allowing us to appoint to the board of ISA a number of directors equivalent to 50%. Accordingly, we will use consolidation accounting for our investment in ISA effective May 7, 2002.

  OTHER RECENT DEVELOPMENTS

     In May 2001, we terminated certain transaction management services agreements between Daisytek and former subsidiary PFSweb, Inc. ("PFSweb") and purchased certain Memphis distribution assets from PFSweb, including assets previously sold to PFSweb at the time of its initial public offering in December 1999. In connection with this transaction, PFSweb continued to offer services to Daisytek under a separate fee agreement for a six-month period in order to support the transfer of fulfillment operations and transaction processing back to Daisytek, including the transition to a separate information technology platform. During October 2001, we completed a transition to an information technology platform separate from PFSweb.

     During June 2001, we announced our decision to exit the IBM master distribution agreements, under which our subsidiaries Business Supplies Distributors, Inc., Business Supplies Distributors Europe BV, and BSD (Canada), Inc. (collectively, "BSD") provided financing to enable PFSweb to service logistics contracts with IBM. As part of our plan to completely exit this business, we completed the sale of BSD during September 2001. The exit of this business allowed us to redeploy the working capital required by this business to other strategic business opportunities that provide higher returns on our investment. Daisytek continues to buy and sell IBM products as part of its normal operations. We adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in our computer and office supplies business segment, are presented as discontinued operations in the accompanying financial statements.

     We acquired certain assets and liabilities of Digital Storage, LLC line to include computer peripheral and connectivity products, announcing agreements to distribute products from Logitech International and iBIZ Technology Corp.

     During the quarter ended December 31, 2001, we announced a strategic alliance with eCommerce Industries Inc. (ECI(2)) to provide technology tools to help our resellers and the acquisition of exclusive worldwide licensing rights to distribute OpenSupply, a software that monitors toner and ink usage and automatically reorders product from preferred resellers.

     In the United States, we are working to build a leveragable distribution and business support platform that will position Daisytek for continued growth, improve financial performance and support us in our vision to be the leading distributor of computer supplies, office products and accessories in the world. During the third quarter of fiscal year 2002, we commenced a restructuring plan that includes (1) information technology enhancements to ensure growth in the business will be technologically supported; (2) distribution improvements and consolidation of subsidiary warehouses into five new regional hub facilities (in addition to the Memphis superhub) in order to leverage distribution costs; and
(3) centralization of certain back-office resources into a shared services organization to reduce costs and improve efficiencies. The first two regional distribution sites are scheduled to open near Bakersfield, California in late summer 2002 and near Albany, New York in fall 2002. During the fiscal year ended March 31, 2002, we recognized pre-tax charges of $4.1 million related to restructuring activities, including $2.2 million related to warehouse and distribution initiatives (including the integration of office products at our central distribution center in Memphis), $1.2 million related to termination of employees and $0.7 million related to other back-office improvements. We expect that the restructuring plan will be completed in approximately 12 to 15 months with an additional $6 to $8 million of pre-tax restructuring charges, and we are targeting improvements in profitability of approximately $5 million in fiscal year 2004 and $7 million in fiscal year 2005.

     During April 2002, we announced our expansion into the Quebec market with the opening of a new Canadian sales office in Montreal.

  GROWTH STRATEGIES

     Daisytek's goal is to be the leading distributor of computer supplies, office products and accessories in the world. To attain this goal, we are pursuing the following growth strategies.

     Capitalize on the Strong Growth in Computer Supplies. We believe we are favorably positioned to benefit from industry trends that are generating strong growth in computer supplies, including the following:

     - Increasing use of email and the internet and the related printing of content;

     - Decreasing cost of hardware such as printers and imaging equipment which has resulted in increased use in the workplace and home and higher supplies usage;

     - Increasing use of laser and color-printer technologies, which require significantly more consumable supplies than the older technologies;

     - Increasing use of digital imaging, including digital photography; and

     - Increasing manufacturers' demand for distributors with broad geographic coverage and value-added services such as marketing, merchandising and other customer support.

     Continue International Expansion. We plan to continue to expand our business into new markets outside the United States and believe that many of these markets have higher growth opportunities than the United States. This may involve expansion into new countries or increased geographic coverage in countries in which we already operate. We operate sales and distribution centers in Toronto, Vancouver, Montreal, Mexico City, Monterrey, Guadalajara, Sydney, Perth, Brisbane and Buenos Aires. We have recently expanded into the European market (see "Offer to Acquire ISA"). We believe our international leadership in the computer supplies and office products market and broad product range place us in a favorable competitive position in emerging international markets. It also positions us as a multinational partner for both manufacturers and customers.

     Focus on High Growth Consumer Channels. We are focusing on new, more end-user convenient retail channels such as drug and grocery stores, direct mail marketers, web-based resellers and mass merchants. Through our suite of electronic services, low-cost distribution model, expanding offering of products and experience in selling computer supplies and office products, we are aggressively marketing to these emerging channels. We believe the fastest growth in supplies, particularly computer-related, is in the consumer or home-user segment. Falling prices of technology hardware, such as inkjet printers and digital cameras, are expanding placements and therefore usage in the home. Since late 1999, we have taken steps to capture this growth by identifying and exploiting channels where it is convenient for the home user to shop. Daisytek currently services over 17,000 retail storefronts in the United States in this new channel and is the dominant supplier to this consumer related channel.

     Leverage Customer Management Systems and Distribution Capabilities to Sell Services (VirtualDemand). Our wholly-owned subsidiary VirtualDemand leverages our experience in database management, outbound telemarketing, inbound customer care and e-marketing to offer a fee-based menu of direct marketing and targeted demand generation services for many of our existing manufacturer and reseller partners. VirtualDemand provides support to better serve the end-user customer by generating increased customer satisfaction, improved brand loyalty, incremental demand and enhanced sales growth. We believe the VirtualDemand model will allow us to improve operating margins over time by providing increased demand for our products in addition to fees for our services.

     Expand Supplies Offering to Include Office and Other Products. We are continuously evaluating new products and market trends to broaden our selection of products and services to meet customer demands. Optimization of product mix is intended to maximize sales opportunities while maintaining operating efficiencies as we continue to manage our single-source solution. We have recently increased our product offering to include a full line of traditional office products in response to demand by our existing customer base for a one-stop, low-cost resource for both computer supplies and office products. We have recently completed the set-up of office products in our Memphis superhub and we are targeting to mail a 900-page full-line catalog by late 2002. In addition, we are finalizing the suite of technology services that we are building with ECI(2), the platform that much of the office products industry uses to order products. Our alliance with ECI(2) is intended to mutually pursue increased placements of the online ordering systems in the computer supplies and office products industries, with a view to directing product transaction flow through Daisytek. We expect to fully launch our office products initiative by end of calendar year 2002.

     Selectively Pursue Strategic Acquisitions and Alliances. We plan to continue to pursue strategic transactions, including the addition of selected product lines or services to complement our existing business. We may pursue transactions intended to expand geographic reach globally, reach new customer segments or increase sales to existing customers.

  SUPPLIERS

     Our computer and office supplies products are manufactured by approximately 500 suppliers, including manufacturers such as Apple, Avery Denison, Brother, Canon, Epson, Fellowes, Hewlett-Packard, IBM, Imation, Lexmark, Maxell, Okidata, Panasonic, Quantum, Sanford, Sharp, Smead, Sony, Tektronix and Xerox. During fiscal year 2002, approximately 70% of the computer and office supplies product net revenues were derived from products supplied by the computer and office supplies segment's ten largest suppliers. The sale of Hewlett-Packard products accounted for approximately 36% of computer and office supplies net revenues and the sales of the other nine largest suppliers each accounted for between 2% to 7% of computer and office supplies net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- The loss of key suppliers and/or shipping companies could adversely affect our business."

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

     Although we purchase most of our products directly from authorized United States manufacturers, we may also import certain products from foreign sources, particularly when fluctuations in foreign exchange rates or product prices make it attractive to do so. Similarly, depending upon product pricing and availability, we may also purchase certain products from secondary sources, such as other wholesalers and selected dealers, rather than directly from the manufacturer. We utilize our ability to purchase imported and secondary source products in order to provide our customers with competitive prices and a wide range of product lines. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, we have established various procedures which we believe enable us to identify unauthorized products and, to the extent possible, return such unauthorized products to the foreign or secondary source.

     Our purchases of inventory generally are closely tied to sales and are usually based upon the sales volume of the most recent six to ten week periods. In some circumstances, we may buy additional inventory where pricing, purchase incentives and market conditions make it economically beneficial to do so.

  DISTRIBUTION OF PRODUCTS

     In the United States, we are working to build a leveragable, low-cost national distribution model which will include five regional distribution facilities in addition to our Memphis, Tennessee superhub. The first two regional distribution sites are scheduled to open near Bakersfield, California in late summer 2002 and near Albany, New York in fall 2002. We plan to open three additional regional facilities during calendar year 2003. During January 2002, we announced a new multi-year agreement with FedEx

Corporate Services, Inc. to provide a mix of air and ground shipping services. The opening of the new regional facilities will position us for continued growth and allow us to take advantage of lower-cost overnight ground shipping. We have historically shipped the majority of our products using Federal Express overnight delivery air transportation from our Memphis superhub. In addition to the cost savings generated by using ground transportation services, we are also planning to consolidate many of our existing subsidiary companies' warehouses into the new regional hub facilities. Daisytek's central distribution center in Memphis is located about four miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities.

     We operate strategically located, low-cost regional sales and distribution centers to service our international markets. At year end, we operated facilities in Toronto, Ontario; Vancouver, British Columbia; Mexico City and Monterrey, Mexico; Sydney, Perth and Brisbane, Australia; Buenos Aires, Argentina; and Miami, Florida. Subsequent to year-end, we have opened sales and distribution centers in Guadalajara, Mexico and Montreal, Quebec, and have expanded into Europe with the recent acquisition of ISA.

  COMPETITION

     Most, if not all, of our customers maintain several sources of supply for their product requirements. Accordingly, we compete with national, regional and specialty wholesalers of technology and office products and consumables; large hardware wholesalers who sell supplies as an ancillary product line; and manufacturers wishing to sell direct to resellers or end-users. Competition in the distribution business is generally based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of customer services. We compete primarily on the basis of the ability to offer competitive prices and quality service while maintaining a high level of operating efficiency. We believe that we have developed key competitive strengths that allow us to capitalize on industry trends and successfully execute our growth strategy. Our key competitive strengths include the following.

     Daisytek is an International Market Leader for Computer Supplies. In the highly fragmented market for computer supplies, our global presence and success in growing our business both internally and through acquisitions has placed Daisytek in a leadership position among our competitors. We believe we have an excellent reputation with all significant customers and manufacturers. We provide a critical connection between the manufacturer, the reseller and the consumer, and we have achieved significant economies of scale as a result of purchasing leverage, further strengthening our competitive position. We are also able to pursue acquisitions that are too large for many other industry participants.

     Consumable Products Provide a Stable, Recurring Revenue Stream. Our product offering consists of consumables that are supported by a large, installed technology base. We believe that demand for the consumable products we offer is less subject to rapid changes in technology or obsolescence and tends to be relatively stable in the event of a contraction in the overall economy. As demand for printing technology, including digital imaging, continues to migrate towards color laser and inkjet printers, we expect an increasing amount of consumables will be used to support the equipment. Furthermore, as PC and printer equipment costs continue to fall, personal and home technology expenditures are broadening, driving higher supplies usage by consumers.

     Daisytek is a Single-Source Provider in a Converging Market. End user demand for a complete office supplies solution is driving the convergence of resellers' product lines to include both computer supplies and office products. To address this trend, we have broadened our offering to fully serve the combining computer supplies and office products channels. Daisytek's range of branded products appeals to a broader customer base than competitors that serve either channel exclusively.

     Daisytek has a Low-Cost, Technologically Advanced Distribution System. We have implemented a unique distribution strategy that allows us to manage distribution from centralized facilities, leveraging carriers such as FedEx to provide next-business-day delivery throughout North America. This provides significant economies of scale and allows us to be the one of the lowest cost national distributors of consumable supplies.

     Daisytek Offers Unique Value-Added Supply Chain and Marketing
Services. Our unique combination of channel and product expertise has enabled us to develop marketing and demand generation programs for supply chain participants including both manufacturers and resellers. Growth in our consumer-convenient channels has been led by a category management approach, whereby we design and manage retail shelf spaces for the retailer. Our VirtualDemand subsidiary leverages our experience in database management, outbound telemarketing, inbound customer care and e-marketing to offer a fee-based menu of services to our manufacturer and reseller partners. Our proprietary SOLOnet system provides our reseller customers with an electronic-commerce solution that allows end-user customers access to online ordering. We have also developed a strategic alliance with ECI(2) to provide technology tools to help our resellers and have acquired exclusive worldwide licensing rights to distribute OpenSupply, a software that monitors toner and ink usage and automatically reorders product from preferred resellers. These unique tools address resellers' demand for enhanced operating efficiency, increasing their reliance on Daisytek and enhancing customer retention.

  MARKETING AND CUSTOMER SUPPORT

     Our customers include computer supply specialists, contract stationers, office products dealers and retailers, consumer-convenient channel retailers (including drug and grocery stores), other retailers and value added resellers
(VARs), internet-based resellers and other independents who resell the products to end-users. No single customer accounts for more than 10% of the total computer and office supplies sales for any of the fiscal years ended March 31, 2002, 2001 and 2000.

     We use sophisticated telemarketing, direct mail programs and frequent innovative sales promotions and other efforts to market our products. One of our primary marketing tools is a quarterly catalog known as the "Book of Deals." Other marketing tools include customized catalogs produced by us for resellers to distribute to their end-user customers and direct mail vehicles such as flyers, postcards and mini catalogs, which announce new product line additions or special promotions. We also market our products through trade show exhibits and trade publication advertising, and are increasingly utilizing web-based vehicles such as the Daisytek internet site (www.daisytek.com), permission based e-mail broadcasts and internet advertising. We are planning to mail a new 900-page full-line catalog including both computer supplies and office products by late 2002.

     We use electronic commerce marketing tools designed to win further market share and to reduce cost in the customer relationship by automating information flow. By accepting both externally developed commercially available technologies as well as internally developed proprietary technologies, we can offer a suite of electronic commerce solutions including: traditional X.12; proprietary EDI; integrated FTP; third party software systems such as DDMS, Copas, and The Systems House; internet; intranet; and extranet systems. Daisytek offers an exclusive online ordering and information system known as SOLOnet. SOLOnet provides customers with on-line ordering capabilities; fingertip access to up-to-date pricing, product and order information; search and retrieval capabilities based on part numbers, manufacturers, product description, retail price, machine compatibility and other factors; convenient access to manufacturers' product literature and training videos; and access to view their own customer account information.

     We have developed technology that is specifically targeted at quickly integrating and synchronizing our systems with those of our customers and clients with a high degree of accuracy and reliability. Using our suite of e-business applications, we enable our customers and clients to easily integrate to their web sites or ERP systems to our systems for real-time transaction processing without regard to their specific hardware platform or operating system. This application suite is an open systems XML-based set of products that allows for quick implementation and universal compatibility. This high level of systems integration allows our customers and clients to automatically process orders, process credit card payments, obtain shipment tracking information and transact other key e-commerce information. We also have developed systems to track information sent to us by customers and clients as it moves through our systems in the same manner a package would be tracked by a carrier throughout the delivery process. Our systems enable us to trace at a detailed level what information was received, transmission timing and any errors or special handling that had to take place to process it and what was transmitted back to the customer or client.

     During fiscal 2002, we acquired exclusive worldwide licensing rights to distribute OpenSupply, a software that monitors toner and ink usage and automatically reorders product from preferred resellers. Also during fiscal 2002, we announced a strategic alliance with ECI(2), a provider of information technology solutions, that included: the adoption of ECI(2)'s front-end e-commerce solution, Dealer Station xTended(TM), for Daisytek's customers; the license of Daisytek computer and office supplies electronic catalog content to ECI(2); and formal adoption of the ECI(2) Private Supply Network solution (a set of secure, web-enabled, hosted services) by Daisytek. We expect that access to these technology tools will help our resellers remain competitive and cost-efficient.

     We believe that our highly-trained sales and telemarketing personnel provide superior customer service. Together with our major suppliers, we provide our sales personnel with ongoing product-specific training and education emphasizing computer supplies as well as new technologies, new products, new product applications and vertical market intelligence. By utilizing sophisticated telecommunications equipment, we are able to measure the number of calls being fielded by a sales representative, their success rate in terms of orders obtained compared to calls taken, and customer service statistics such as abandoned call rates and average response times. Our sales force receives a base salary as well as varying sales incentives based on gross profit margin achievements. In addition, a number of suppliers periodically offer sales bonus programs in connection with specific product sales campaigns.

PROFESSIONAL TAPE PRODUCTS

     The professional tape products segment, headquartered near Chicago, Illinois, distributes media products to the entertainment, broadcast, news, motion picture and multimedia industries throughout the United States. Daisytek began operating the professional tape products segment in 1998 and currently distributes more than 2,800 professional tape products. Our customers include production and broadcast companies, advertising agencies, governmental agencies, cable television providers, educational institutions and healthcare providers, as well as other users of recordable media. Professional tape products include videotape, audiotape, motion picture film and data storage media. Our professional tape products are supplied by over 30 manufacturers, including Sony, Fuji, Maxell, Quantegy, Panasonic, EMTEC-BASF, TDK and Russ Bassett. Professional tape products revenues represented 6% of Daisytek's total revenues in fiscal year 2002.

SEGMENTS

     See Note 16 -- "Segment Data" to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on our operating segments and geographic areas.

EMPLOYEES

     As of March 31, 2002, we had approximately 1,200 employees, including approximately 850 employees within the United States and approximately 350 persons employed outside of the United States. We believe that our employee relations are good. None of our employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute.

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

ITEM 2.  PROPERTIES

     The computer and office supplies business is headquartered in a 46,000 square foot office space in Allen, Texas, a Dallas suburb. We operate a 400,000 square foot central distribution center in Memphis, Tennessee, and we will soon begin operations in a 325,000 square foot regional distribution center near Bakersfield, California and a 350,000 square foot regional distribution center near Albany, New York.

     In the United States, we also operate regional subsidiary sales, distribution and headquarter facilities in or near Chicago, Illinois; Libertyville, Illinois; Columbus, Ohio; New York, New York; Hollywood, California; Cincinnati, Ohio; Detroit, Michigan; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Kansas City, Kansas; Atlanta, Georgia; Dallas, Texas; Seattle, Washington; Kearney, New Jersey; and Los Angeles, California.

     We operate international regional sales and distribution centers in Toronto, Ontario; Vancouver, British Columbia; Mexico City and Monterrey, Mexico; Sydney, Perth and Brisbane, Australia; Buenos Aires, Argentina; and Miami, Florida.

     All of our facilities are leased.

     Subsequent to year-end, we have opened sales and distribution centers in Guadalajara, Mexico and Montreal, Quebec, and have expanded into Europe with the recent acquisition of ISA.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Daisytek's common stock is listed and trades on the Nasdaq Stock Market's National Market under the symbol DZTK. As of June 1, 2002, there were 84 shareholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The table below sets forth for the period indicated the high and low sale price for the common stock as reported by the Nasdaq Stock Market's National Market.

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

                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year 2001
  First Quarter.............................................  $16.13   $ 8.13
  Second Quarter............................................    9.56     5.25
  Third Quarter.............................................    8.25     4.44
  Fourth Quarter............................................    9.75     6.56
Fiscal Year 2002
  First Quarter.............................................   15.75     7.06
  Second Quarter............................................   16.96    10.01
  Third Quarter.............................................   14.35    11.35
  Fourth Quarter............................................   16.85    12.76

     Daisytek has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends on its common stock in the foreseeable future. We currently intend to retain all earnings to finance further development of our business. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of Daisytek and general business conditions. In addition, credit facilities contain restrictive covenants that significantly limit the discretion of the Board of Directors with respect to the payment of dividends. We refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Risk Factors -- Our credit facilities impose restrictions with respect to various business matters."

     During December 2001, we completed the private placement of approximately
1.6 million shares of unregistered Daisytek common stock to a group of institutional investors for net proceeds of approximately $16.4 million. The proceeds from the private placement were used to reduce outstanding balances under our credit facility. We believe that the issuance of securities in the private placement was exempt from registration in reliance on Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

     See Note 10 -- "Stock Plans -- Securities Authorized for Issuance Under Equity Compensation Plans" to the Consolidated Financial Statements included in
Item 8 of this Form 10-K for equity compensation plan information.

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

     During the fourth quarter of fiscal year 2001, we reclassified in all prior periods freight costs billed to customers and rebates paid to customers as components of net revenues in compliance with Emerging Issues Task Force Issues No. 00-10, Accounting for Shipping and Handling Fees and Costs, and No. 00-14, Accounting for Certain Sales Incentives. Freight costs billed to customers and rebates paid to customers had previously been recorded as a component of cost of sales.

     Effective April 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

     Effective April 1, 2001, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the provisions of SFAS No. 144, the results of operations of BSD, which was sold during September 2001, are presented as discontinued operations in our historical consolidated financial statements.

                                                                       FISCAL YEARS ENDED MARCH 31,
                                                         --------------------------------------------------------
                                                            2002         2001        2000       1999       1998
                                                         ----------   ----------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net revenues...........................................  $1,185,030   $1,012,130   $987,206   $916,518   $806,800
Cost of revenues.......................................   1,059,539      894,766    880,471    808,151    719,256
                                                         ----------   ----------   --------   --------   --------
  Gross profit.........................................     125,491      117,364    106,735    108,367     87,544
Selling, general and administrative expenses...........      90,710       88,193     95,471     70,648     55,974
Restructuring and nonrecurring costs...................       8,556        6,940       (381)     3,911        735
                                                         ----------   ----------   --------   --------   --------
  Income from operations...............................      26,225       22,231     11,645     33,808     30,835
Interest expense.......................................       7,221        3,857      3,186      2,797      3,134
                                                         ----------   ----------   --------   --------   --------
  Income from continuing operations before income taxes
    and minority interest..............................      19,004       18,374      8,459     31,011     27,701
Provision for income taxes.............................       7,066        7,384      4,602     11,823     10,185
                                                         ----------   ----------   --------   --------   --------
Income from continuing operations before minority
  interest.............................................      11,938       10,990      3,857     19,188     17,516
Minority interest......................................          --           47        566         --         --
                                                         ----------   ----------   --------   --------   --------
Income from continuing operations......................      11,938       11,037      4,423     19,188     17,516
Discontinued operations:
  Income (loss) from operations of discontinued
    subsidiary, net of tax.............................      (1,085)         389        116         --         --
                                                         ----------   ----------   --------   --------   --------
Income before cumulative effect of accounting change...      10,853       11,426      4,539     19,188     17,516
  Cumulative effect of accounting change, net of tax...          --           --         --       (405)        --
                                                         ----------   ----------   --------   --------   --------
Net income.............................................  $   10,853   $   11,426   $  4,539   $ 18,783   $ 17,516
                                                         ==========   ==========   ========   ========   ========
NET INCOME PER COMMON SHARE:
  Basic
    Income from continuing operations..................  $     0.75   $     0.69   $   0.25   $   1.12   $   1.20
      Income (loss) from operations of discontinued
         subsidiary, net of tax........................       (0.07)        0.03       0.01         --         --
                                                         ----------   ----------   --------   --------   --------
    Income before cumulative effect of accounting
      change...........................................        0.68         0.72       0.26       1.12       1.20
      Cumulative effect of accounting change, net of
         tax...........................................          --           --         --      (0.02)        --
                                                         ----------   ----------   --------   --------   --------
    Net income.........................................  $     0.68   $     0.72   $   0.26   $   1.10   $   1.20
                                                         ==========   ==========   ========   ========   ========
  Diluted
    Income from continuing operations..................  $     0.69   $     0.69   $   0.24   $   1.08   $   1.14
      Income (loss) from operations of discontinued
         subsidiary, net of tax........................       (0.07)        0.02       0.01         --         --
                                                         ----------   ----------   --------   --------   --------
    Income before cumulative effect of accounting
      change...........................................        0.62         0.71       0.25       1.08       1.14
      Cumulative effect of accounting change, net of
         tax...........................................          --           --         --      (0.02)        --
                                                         ----------   ----------   --------   --------   --------
    Net income.........................................  $     0.62   $     0.71   $   0.25   $   1.06   $   1.14
                                                         ==========   ==========   ========   ========   ========
WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS
  OUTSTANDING:
  Basic................................................      15,963       15,904     17,248     17,101     14,541
  Diluted..............................................      17,396       16,108     18,186     17,789     15,318

                                                                AS OF MARCH 31,
                                              ----------------------------------------------------
                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................  $203,342   $177,269   $153,921   $138,764   $123,986
Total assets................................   414,390    380,868    372,746    315,879    257,845
Total debt..................................   118,412     78,043     44,823     43,167     19,926
Shareholders' equity........................   196,020    159,102    210,686    157,170    137,731

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. See Note 16 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on our operating segments and geographic areas.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

     Net Revenues. Net revenues for the year ended March 31, 2002 increased 17.1% to $1.2 billion compared to $1.0 billion for the year ended March 31, 2001. Computer and office supplies net revenues increased 20.9% for fiscal year 2002 compared to the prior year, attributable to (1) growth in the emerging consumer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (2) growth in the international computer supplies business; and (3) the impact of the acquisitions of Etertin y CIA, S.A. ("Etertin") during fiscal year 2001 and Digital Storage and General Stationery Supplies during fiscal year 2002. Increases were primarily volume-related. Within the computer and office supplies segment, domestic operations increased approximately 22.7% and international operations, in U.S. dollars, increased approximately 17.8% compared to the prior year. For comparative purposes, we experienced a deterioration in the value of both the Canadian and Australian dollar relative to the U.S dollar, which has negatively impacted fiscal 2002 growth in U.S. dollars.

     The computer and office supplies revenue increase for the year ended March 31, 2002 was partially offset by a 13.6% revenue decrease in our professional tape products segment, due to increased competition, decreases in volume and industry price decreases which continued to impact our revenues on a comparable basis. Results for the prior year include revenues of $8.5 million (net of intercompany eliminations) related to our former subsidiary PFSweb, which was spun off during July 2000.

     The growth in net revenues for the year ended March 31, 2002 was also partially offset by operational disruptions following the United States terrorist attacks on September 11, 2001. All United States subsidiaries experienced declines in orders and sales immediately subsequent to this date.

     Gross Profit. Gross profit as a percentage of net revenues was 10.6% for the fiscal year 2002 compared to 11.6% for the prior year. The decline in gross margin percentage is attributable to (1) the lower contributions from foreign product sourcing opportunities following the events of September 11, 2001; (2) the acquisition of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business; and (3) the reduction in revenue in the professional tape products segment, which typically operates at higher gross margin percentages. The sell-off during the first quarter of fiscal 2002 of certain overstocked inventory (purchased in anticipation of a price increase) at lower than expected margins also contributed to the decreased margin. In addition, we incurred restructuring charges of $0.9 million related to our warehouse and distribution initiatives which are included in cost of revenues for fiscal year 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the year ended March 31, 2002 was $90.7 million, or 7.7% of net revenues, compared to $88.2 million, or 8.7% of net revenues, for the prior year. The decrease in SG&A as a percentage of revenues is due to (1) our adoption during the first quarter of fiscal year 2002 of SFAS No. 142, under which goodwill is no longer amortized but reviewed for impairment at least once a year; (2) the acquisition of our Memphis distribution assets and termination of the transaction services agreement with PFSweb in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee; (3) the acquisition of Digital Storage, which operates at lower SG&A percentages than our other business; and (4) improvements resulting from our restructuring activities. Certain incremental costs incurred relative to the events of September 11, 2001 partially offset these favorable impacts.

     Restructuring and Nonrecurring Costs. During the year ended March 31, 2002, we recognized pre-tax charges of (1) $4.1 million related to restructuring activities, including $2.2 million related to warehouse and distribution initiatives (including the integration of office products at our central distribution center in Memphis), $1.2 million related to the termination of employees and $0.7 million related to other back-office improvements and (2) $4.4 million related to the acquisition of the Memphis distribution assets and the termination of certain transaction management service agreements between PFSweb and Daisytek, including transaction costs, a separation payment and finalization of other balances with PFSweb. During the year ended March 31, 2001, we recognized charges of $6.9 million primarily related to reorganization and separation activities following the spin-off of our subsidiary PFSweb during July 2000.

     Interest Expense, net. Interest expense increased to $7.2 million for fiscal year 2002 compared to $3.9 million for the prior year. The increase in interest expense is primarily attributable to increases in our debt levels due to: (1) the repurchase of 20% of our outstanding shares under terms of a share buyback program we completed during the last fiscal year; (2) the impact of the acquisitions of Etertin during fiscal year 2001 and Digital Storage and General Stationery Supplies during fiscal year 2002; (3) the acquisition of our Memphis distribution assets; and (4) our investment in ISA. These increases in debt levels and corresponding impact to interest expense were partially offset by lower interest rates during the current fiscal year and debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001. The weighted average interest rate, including the effect of our interest rate swaps, was 6.4% and 7.9% for the years ended March 31, 2002 and 2001, respectively.

     Discontinued Operations. During June 2001, we announced our decision to exit the IBM master distribution agreements, under which BSD provided financing to enable our former subsidiary PFSweb to service logistics contracts with IBM. As part of our plan to completely exit this business, we completed the sale of BSD during September 2001 for net proceeds of approximately $0.9 million. We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in our computer and office supplies business segment, are presented as discontinued operations in the financial statements.

     For information concerning the provision for income taxes as well as information regarding differences between effective rates and statutory rates, see Note 12 of the Notes to Consolidated Financial Statements.

  FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

     Net Revenues. Net revenues for the year ended March 31, 2001 increased by $24.9 million, or 2.5%, to $1.0 billion as compared to $987.2 million for fiscal year 2000. The growth is attributable to our computer and office supplies segment, which experienced a revenue increase of 6.0% primarily due to (1) higher international computer supplies sales; (2) product expansion including traditional office products which we began offering with the acquisition of B.A. Pargh Company, LLC, on May 3, 2000; (3) the impact of the copier and fax consumables we began offering with the acquisition of Arlington Industries, Inc. on October 1, 1999; and (4) revenue earned by our new subsidiary VirtualDemand including revenue from our consumer-convenient channel. Increases were primarily volume-related. United States computer supplies net revenues, excluding B.A. Pargh, increased by approximately 2% compared to the prior year. The computer and office supplies revenue increase was partially offset by a 12.7% revenue decrease in our professional tape products segment primarily due to industry price decreases which continued to affect our revenues on a comparable basis. The overall net revenue increase was also offset by the impact of the PFSweb spin-off completed in July 2000. PFSweb net revenues included in our consolidated results of operations, net of intercompany eliminations, were $8.5 million for fiscal year 2001 and $24.0 million for fiscal year 2000.

     As previously mentioned, international sales were a primary contributor to our growth during fiscal year 2001 compared to 2000. International computer and office supplies net revenues, in U.S. dollars, increased by approximately 23.9% in fiscal year 2001 compared to 2000. Effective March 31, 2000, we elected to close our Singapore operation and consolidate the remaining business activity into our Asia Pacific headquarters in Australia. This reduction in revenue was offset by the acquisition of Etertin in October 2000, which added revenue in Argentina. All of our other international regions experienced growth in fiscal year 2001 except for our Latin America subsidiary based in Miami (due to a change in certain tariffs, which made it more attractive for our customers to source product locally rather than import from our Miami facility).

     Gross Profit. Gross profit as a percent of net revenues was 11.6% for the year ended March 31, 2001, compared to 10.8% for the prior year. Our gross profit for fiscal year 2000 was negatively impacted by incremental operational charges of $5.0 million. These charges represent costs for the closure of our Singapore operations, write-downs of inventory and vendor programs. We believe that these charges were incremental to normal operations during this period. Excluding these incremental charges for fiscal year 2000, our gross profit was 11.3%. The increase in gross profit percentage, on a basis adjusted for these incremental charges, was the result of several different factors. In the United States and international business divisions, the prior year gross profit amounts for the quarter ended December 31, 1999 reflect the beginning of our focus on improving the key balance sheet areas of inventory and accounts receivable. In order to make improvements in this area, we avoided certain vendor incentive programs, which negatively impacted our gross margins during this period. Since then, we have elected not to participate in certain of these programs. This is part of our ongoing focus on improving inventory levels to strengthen our balance sheet position and improve our overall return on invested capital. Additionally, we focused during fiscal year 2001 on improving all aspects of customer profitability, which had a favorable impact on gross margins. These increases in gross profit percentage were partially offset by a negative impact on our gross profit percentage due to the reduction in our professional tape products revenue and PFSweb revenue (resulting from the spin-off), which have typically carried higher margin percentages than the remainder of our business.

     Selling, General and Administrative Expenses. SG&A for the year ended March 31, 2001 was $95.1 million, or 9.4% of net revenues, as compared to $95.1 million, or 9.6% of net revenues, for the year ended March 31, 2000, including restructuring and nonrecurring costs. Our SG&A expenses for the year ended March 31, 2001 were negatively impacted by non-recurring costs of $6.9 million relating to separation costs associated with the PFSweb spin-off, as well as certain costs related to the closure of B.A. Pargh's Nashville headquarters and restructuring activities for the professional tape products division. Our SG&A expenses for the year ended March 31, 2000 were negatively impacted by costs of $6.1 million related to certain repositioning and separation activities associated with the PFSweb spin-off, increases in allowances for bad debts related primarily to issues in our Latin American accounts receivable, legal and professional fees related to an unsolicited acquisition offer, costs incurred in connection with closing our Singapore operation, and certain other charges.

     Excluding these incremental charges, our SG&A percentages would be 8.7% and 9.1%, respectively, for the years ended March 31, 2001 and 2000. Excluding PFSweb SG&A expenses included for the full year in fiscal year 2000 and for the first quarter of fiscal year 2001, the increase in overall expenses is due to the acquisitions of Arlington Industries, Inc. in October 1999, B.A. Pargh Company, LLC in May 2000, and Etertin in October 2000. The decline in SG&A as a percentage of net revenues is primarily attributable to the significant investments in resources and technology to implement new contracts and further develop the infrastructure for PFSweb during the prior fiscal year. This impact was partially offset by a reduction in net revenues to certain large customers, which typically have lower SG&A expense ratios.

     Interest Expense. Interest expense increased 21.1% during fiscal year 2001, primarily due to (1) our repurchase of 3.4 million shares of common stock;
(2) the acquisitions of Arlington Industries, Inc., B.A. Pargh Company, LLC and Etertin; and (3) higher interest rates during calendar year 2000. The weighted average interest rate was 7.9% and 6.5% for the fiscal years ended March 31, 2001 and 2000, respectively.

     Discontinued Operations. During June 2001, we announced our decision to exit the IBM master distribution agreements, under which BSD provided financing to enable our former subsidiary PFSweb to service logistics contracts with IBM. As part of our plan to completely exit this business, we completed the sale of BSD during September 2001 for net proceeds of approximately $0.9 million. We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. Under the provisions of SFAS No. 144, the results of operations of BSD, which were previously included in our computer and office supplies business segment, are presented as discontinued operations in the financial statements.

     For information concerning the provision for income taxes as well as information regarding differences between effective rates and statutory rates, see Note 12 of the Notes to Consolidated Financial Statements.

DILUTION

     Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at March 31, 2002 of 17,910,806.

                                                              DILUTED SHARES
AVERAGE SHARE PRICE                                            OUTSTANDING
-------------------                                           --------------
$12.00......................................................    18,996,767
$13.00......................................................    19,140,028
$14.00......................................................    19,286,525
$15.00......................................................    19,420,239
$16.00......................................................    19,541,120
$17.00......................................................    19,647,789
$18.00......................................................    19,742,605

LIQUIDITY AND CAPITAL RESOURCES

     We expect to fund our anticipated cash requirements, including the anticipated cash requirements of our capital expenditures and acquisition and investment activity, if any, with internally generated funds and other various external sources of funds that may be available to us. The external sources of funds include our credit agreements and amendments thereto and may include the future issuance of debt, equity or other securities. However, we cannot assure you that we will be able to access capital markets in the future on terms that will be satisfactory to us. We believe that such internally and externally generated funds will provide us with adequate liquidity and capital necessary for the next twelve months.

     Net cash provided by (used by) operating activities from continuing operations was $(7.3) million, $8.0 million and $4.6 million for fiscal years 2002, 2001 and 2000, respectively, including cash used by operating activities related to restructuring and nonrecurring costs of $8.6 million during fiscal year 2002 and $6.9 million during fiscal year 2001. Working capital, excluding the current portion of long-term debt and cash balances, increased to $206.3 million at March 31, 2002 from $176.7 million at March 31, 2001, attributable primarily to growth in our business including the acquisitions of Digital Storage and General

Stationery Supplies. The working capital requirements were funded primarily with proceeds from our credit facilities.

     Net cash used in investing activities during the year ended March 31, 2002 was $60.7 million. Payments during fiscal year 2002 included cash paid for the investment in ISA, the acquisitions of Digital Storage and General Stationery Supplies and the transaction to acquire the Memphis distribution assets from PFSweb, which were funded with proceeds from our credit facilities and the sale and leaseback of certain Memphis distribution assets. Capital expenditures for the fiscal year 2002 were $14.4 million, including $3.1 million acquired under a capital lease and $11.3 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares under our employee stock purchase plan were $17.3 million for the year ended March 31, 2002, which were used to reduce outstanding balances under our credit facilities.

     During December 2001, we completed the private placement of approximately
1.6 million shares of Daisytek common stock to a group of institutional investors for net proceeds of approximately $16.4 million. The proceeds from the private placement were initially used to reduce outstanding balances under our credit facility.

     On May 23, 2002, we mailed a recommended offer to shareholders of ISA, a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd., a U.K.-based wholesaler of office products. At the time of the mailing, we had received irrevocable commitments to accept the offer in respect of 56.5% of ISA ordinary shares. To date, we have received acceptances totaling more than 90% of ISA ordinary shares and all conditions to the offer have either been satisfied or waived. Acceptances from shareholders owning 33.8 million ISA ordinary shares have selected the cash offer of 7.5 pence, or approximately $0.11, representing cash consideration of approximately 2.5 million British pounds, or approximately $3.6 million. Acceptances from shareholders owning 14.9 million ISA ordinary shares have selected the alternative offer to receive unregistered Daisytek common shares instead of cash, representing share consideration of approximately 136,000 Daisytek common shares. Additionally, we acquired 4.7 million ISA ordinary shares in open-market purchases, representing cash consideration of approximately 0.4 million British pounds, or approximately $0.5 million. The cash offer for ISA ordinary shares will remain open until July 10, 2002 and we then intend to exercise our rights under U.K. law to pursue compulsory acquisition of the remainder of ISA ordinary shares. The alternative offer to receive Daisytek common shares instead of cash expired at the close of trading in the U.K. on June 27, 2002. We will fund this transaction, including related costs, with proceeds from our credit facilities and have deposited $6.6 million with the Royal Bank of Scotland to be delivered as payment of the cash consideration.

FINANCING ACTIVITIES

     Substantially all of our debt is incurred under revolving credit facilities in the countries in which we operate, and is lent against our working capital assets. Consequently, as working capital increases, we will be able to draw further against these existing facilities.

     Domestic Credit Facilities. At March 31, 2001, we were party to an agreement entered into in December 2000 with certain banks for a revolving line of credit in the United States that had a maximum borrowing availability, as amended, of $150 million expiring on December 19, 2003. Availability under the credit facility was subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrued interest, at our option, at the prime rate of the lead bank or a Eurodollar rate, plus an adjustment ranging from 1.05% to 2.0% depending on our financial performance. This facility was paid off upon commencement of the new $200 million facility in April 2002. As of March 31, 2002, the outstanding balance under the domestic credit facility was $98.5 million with a weighted average interest rate of 3.68%.

     During April 2002, we signed a $200 million senior secured debt facility expiring on April 24, 2005, which was amended and increased to $250 million during June 2002. This credit facility replaced the existing $150 million credit facility expiring on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at our option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. Approximately $32.4 million was available for future borrowings upon signing of the new credit facility in April 2002.

     Foreign Credit Facilities. During March 2001, we refinanced a revolving term loan with a Canadian bank expiring on August 31, 2002 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2002 with a single revolving credit facility with current maximum credit availability of 40.0 million Canadian dollars, or approximately $25.1 million, expiring during March 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 75 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 75 basis points. As of March 31, 2002, the outstanding balance under the Canadian credit facility was 18.0 million Canadian dollars, or approximately $11.3 million, at an interest rate of 4.25%. We had 22.0 million Canadian dollars, or approximately $13.8 million, available for future borrowings.

     In December 2000, our Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility allowing us to borrow Australian dollars up to a maximum of 20.0 million Australian dollars, or approximately $10.7 million, as amended. The Australian credit facility, as amended, expires on January 1, 2003. The Australian credit facility accrues interest at the Australian Bill Rate plus an adjustment ranging from
142.5 basis points to 212.5 basis points depending on our financial performance. As of March 31, 2002, the outstanding balance under the Australian credit facility was 11.1 million Australian dollars, or approximately $5.9 million, at an interest rate of 6.48%. We had 8.9 million Australian dollars, or approximately $4.8 million, available for future borrowings.

     Contractual Obligations and Guarantees. Obligations under long-term debt, capital leases and non-cancelable operating leases are as follows (in millions):

                                                       PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------------
                                                LESS THAN                               AFTER
CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR      1-3 YEARS    4-5 YEARS    5 YEARS
-----------------------               ------    ---------    ---------    ---------    -------
Long-term debt......................  $115.7      $ 5.9        $11.3       $ 98.5       $  --
Capital lease obligations...........     2.7        1.2          1.5           --          --
Operating leases....................    41.8        8.1         13.5          9.2        11.0
                                      ------      -----        -----       ------       -----
Total...............................  $160.2      $15.2        $26.3       $107.7       $11.0

     In connection with the initial public offering of PFSweb, we have guaranteed or subleased to PFSweb certain operating lease obligations. Total minimum payments for these agreements are $18.5 million, including $5.5 million due in less than one year, $6.5 million due in one to three years, $5.2 million due in four to five years and $1.3 million due after five years. We do not expect to make payments under these guarantees or sublease agreements; however, if performance were required, we would seek to mitigate our exposure with lease terminations and/or subleases.

RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

     We make available one-year and three-year loans to our executive officers and non-employee directors. The one-year loans accrue interest at our effective borrowing rate and the three-year loans accrue interest at the prime rate plus one percent. Loan amounts classified as short-term under these contracts totaled $0.5 million at March 31, 2002. Loan amounts classified as long-term under these contracts totaled $1.0 million at March 31, 2002.

     During fiscal year 2002, we recorded sales to ISA of approximately $5.0 million, purchases from ISA of approximately $0.6 million, interest income related to loans made to ISA of approximately $0.1 million and preference share dividends of $0.2 million.

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

  CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following critical accounting policies are utilized by management in the preparation of the consolidated financial statements.

     Revenue Recognition. We recognize product revenue upon shipment of product to customers and provide for estimated returns and allowances. We permit our customers to return defective products (many of which we then return to the manufacturer) and incorrect shipments for credit against other purchases. We offer terms to our customers that we believe are standard for our industries.

     Inventories. Inventories (merchandise held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs. Actual losses could differ from our estimates.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. We make judgments on the collectibility of our accounts receivable based on historical experience and current trends. Actual losses could differ from our estimates.

     Customer Promotional Programs. We offer sales incentives to our customers such as volume rebates, sales growth incentives and other promotional and discount programs. We recognize sales incentives to our customers as a reduction in revenue on the date the revenue is recorded or the sales incentive is offered. For our time-based or volume-based programs, we allocate the incentive to each underlying revenue transaction based on an estimate of customer participation.

     Vendor Promotional Programs. Our vendors often offer sales incentives such as rebates, cooperative advertising and marketing development funds. We recognize vendor rebates as a reduction to our cost of revenues at the time inventory is purchased. Volume-based programs are accrued based on our inventory purchase volume estimates. We record cooperative advertising and marketing development funds as an offset to our marketing expense.

     Impairment of Long-Lived Assets and Goodwill. We periodically evaluate whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

  INFLATION

     Our management believes that inflation has not had a material effect on our operations.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

  WE FACE COMPETITION FROM MANY SOURCES THAT COULD ADVERSELY AFFECT OUR
BUSINESS.

     We operate in a highly competitive environment. Our current and potential competitors include:

     - national, regional and specialty wholesalers of technology and office products and consumables;

     - large hardware wholesalers who sell supplies as an ancillary product line; and

     - manufacturers wishing to sell direct to resellers or end-users.

     Some of these competitors are larger than we are and have greater financial and other resources available to them than we do. We cannot assure you that we can continue to compete successfully against these or other competitors in the future. In addition, increased competition in the business products industry, together with increased advertising, has heightened price awareness among end users. This heightened price awareness has led to margin pressure on business products. In the event that this trend continues, our business, financial condition and results of operations could be adversely affected.

  THE LOSS OF KEY SUPPLIERS AND/OR SHIPPING COMPANIES COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend on our suppliers to provide us with the products and services we need to serve our customers. Our agreements with our suppliers are generally terminable at any time or on short notice, with or without cause, and, while we consider our relationships with our suppliers to be good, we cannot assure you that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Foreign-sourced product may be impacted by macroeconomic or international events. Termination of such relationships or changes by our suppliers in their policies regarding wholesale distributors or volume discount schedules, other marketing programs applicable to us or product pricing generally may have a material adverse effect on our business. In addition, we rely on strategic product shipping relationships to ship our products from our distribution centers to our customers. Loss of any of these relationships could reduce our ability to deliver our products to our customers on a timely basis and material changes in delivery terms and pricing could adversely affect our business, financial condition and results of operations.

  OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A SYSTEMS OR EQUIPMENT FAILURE.

     Our business depends upon the reliability of our systems and equipment, some of which may be operated by third parties. Although we have disaster recovery plans in place, sustained or repeated system failures could significantly impair our ability to take orders and reduce the traffic on our website. We may, from time to time, experience interruptions due to several factors including hardware failures, unsolicited bulk e-mail and operating system failures. If delays or interruptions continue to occur, our reputation may be impaired, our customers could perceive our network as being unreliable, traffic on our website could deteriorate, customers may become less inclined to purchase from us, and our brand could be adversely affected. Any failure on our part to minimize or prevent capacity constraints or system interruptions could have an adverse effect on our business, financial condition and results of operations.

  WE DEPEND ON THE CONTINUED OPERATION OF OUR DISTRIBUTION AND FULFILLMENT CENTER IN MEMPHIS, TENNESSEE.

     We currently conduct a significant amount of our distribution and fulfillment operations and our order processing and fulfillment functions from our facility in Memphis, Tennessee. Any disruption in the operations at our Memphis distribution and fulfillment center for any reason, including due to damage from fire, natural disaster, power loss, telecommunications failure or similar events, could cause us to be unable to fulfill orders. This failure could cause us to lose customers, would harm our business and would lead to a decline in revenues. Additionally, we operate regional sales and distribution centers in Toronto, Ontario; Vancouver, British Columbia; Montreal, Quebec; Mexico City, Monterrey and Guadalajara, Mexico; Sydney, Brisbane and Perth, Australia; and Buenos Aires, Argentina and other regional facilities in the United States. To the extent we open additional distribution facilities in the future, we may face significant logistical and inventory management issues. We cannot assure you that we will be able to successfully manage these issues in the future or that we will be able to deal effectively with a disruption in the operation of our Memphis facility.

  A SIGNIFICANT PORTION OF OUR BUSINESS IS CONDUCTED IN FOREIGN COUNTRIES, EXPOSING US TO ADDITIONAL RISKS.

     A significant portion of our operations is conducted in foreign countries. There are several risks inherent in doing business internationally, including:

     - changing regulatory requirements;

     - legal uncertainty regarding foreign laws, tariffs and other trade barriers;

     - political instability;

     - potentially adverse tax consequences;

     - exchange rate fluctuations and foreign currency devaluations; and

     - cultural differences.

     Any one or more of these factors may materially and adversely affect our business, financial condition and results of operations in a number of ways, such as increased costs, operational difficulties and reduction in revenue and may affect the carrying value of our investments.

  CHANGING MANUFACTURERS' PRICES AND PRICE FLUCTUATIONS DUE TO INFLATIONARY AND OTHER MARKET CONDITIONS COULD ADVERSELY IMPACT OUR NET SALES, GROSS MARGINS AND NET INCOME.

     We maintain substantial inventories to accommodate the prompt service and delivery requirements of our customers. Accordingly, we purchase our products on a regular basis in an effort to maintain our inventory at levels that we believe to be sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. Although we have historically been able to pass through manufacturers' price increases to our customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on to our customers. Conversely, when manufacturers' prices decline, lower sales prices could result in lower margins as we sell existing inventory. Changes in the prices paid by us for our products therefore could have a material adverse effect on our business, financial condition and results of operations, including our net sales, gross margins and net income, and the timing of such changes throughout the year could adversely impact quarterly results.

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

  WE MAY ENGAGE IN FUTURE ACQUISITIONS OR INVESTMENTS THAT COULD DILUTE OUR EXISTING STOCKHOLDERS, CAUSE US TO INCUR SIGNIFICANT EXPENSES OR HARM OUR BUSINESS.

     Our growth strategy is dependent to a substantial degree on our ability to effect acquisitions. Some of our major competitors have similar acquisition strategies, and the office products distribution industry is consolidating rapidly. As a result, there is substantial competition for suitable acquisition candidates in many markets. We are continuously engaged in the pursuit of acquisitions and investments and are currently in discussions with several acquisition and investment candidates, both domestic and foreign. Future acquisitions or investments by us, including the acquisition of ISA, could result in risks such as the following:

     - we may be exposed to unknown liabilities of acquired companies;

     - our acquisition and integration costs may be higher that we anticipated and may cause our quarterly and annual operating results to fluctuate;

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

     - we may incur amortization expenses if an acquisition results in significant identifiable intangible assets with finite lives; and

     - our stockholders may be diluted if we pay for the acquisition with equity securities.

     Any of these factors could harm our business, financial condition and results of operations. In addition, we cannot assure you that we will be able to acquire other computer supplies and office products businesses on terms favorable to us, that acquired companies will perform as anticipated, or that investments will permanently retain their value.

  OUR CREDIT FACILITIES IMPOSE RESTRICTIONS WITH RESPECT TO VARIOUS BUSINESS MATTERS.

     Our credit agreements contain numerous restrictive covenants that limit the discretion of management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other payments in respect of our capital stock, to engage in transactions with affiliates, to make certain payments and investments and to merge or consolidate with another entity. The credit agreements also contain a number of financial covenants that require us to meet certain financial ratios and tests. A failure to comply with the obligations in the credit agreements could result in an event of default under the credit agreements, which, if not cured or waived, could permit acceleration of the indebtedness thereunder and acceleration of indebtedness under other instruments that may contain cross-acceleration or cross-default provisions, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Because the obligations under our credit facilities are guaranteed on a secured basis by substantially all of our subsidiaries, failure to comply with those obligations or our inability to pay that indebtedness when due would entitle those creditors immediately to foreclose on our stock in our subsidiaries and substantially all of the assets of our subsidiaries, which serve as collateral. In this event, those secured lenders would be entitled to be repaid in full from the proceeds of the liquidation of those assets before those assets would be available for distribution to other creditors, and, lastly to the holders of our common stock.

  OUR QUARTERLY OPERATING RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATION.

     Our operating results may fluctuate from quarter to quarter as a result of any of the following:

     - the mix of products and services sold;

     - pricing actions of our competitors and us;

     - pricing actions of our freight providers;

     - pricing actions of manufacturers;

     - seasonality;

     - accounts receivable collectibility issues;

     - charges associated with acquisitions and investments; and

     - events such as those on September 11, 2001 disrupting domestic and international business and trading environments.

     A significant portion of our operating expenses, such as rent expense, depreciation and certain employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if our sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore any sales shortfall would have a disproportionate effect on our net income for the quarter.

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

     Provisions of our certificate of incorporation, our bylaws and Delaware General Corporate Law, as well as our share rights purchase plan and change in control agreements we have with various Daisytek executives, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors will be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock which may have rights and preferences superior to those of the common stock. The availability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. In addition, we have a share rights purchase plan pursuant to which preferred stock will be issued upon the occurrence of certain triggering events, including a change in control of Daisytek (defined as a person or group acquiring, or announcing a tender offer to acquire, 15% or more of our common stock). Finally, our change in control agreements provide various benefits to our executives upon the occurrence of an acquisition or other change in control of Daisytek. These anti-takeover measures could discourage takeover attempts and could materially adversely affect the price of our stock.

  THE PRICE OF OUR STOCK MAY FLUCTUATE SIGNIFICANTLY.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

     - quarterly variations in operating results;

     - changes in financial estimates by securities analysts; and

     - announcements by us of significant contracts, acquisitions, strategic partnerships, investments, joint ventures or capital commitments.

     In addition, stock markets in general, and the Nasdaq Stock Market's National Market, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

     If our stock price proves to be volatile, we may be subject to securities class action litigation, which could result in substantial costs. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, financial condition and results of operations.

  THE TERRORIST ATTACKS THAT TOOK PLACE IN THE UNITED STATES ON SEPTEMBER 11, 2001 AND THE RESULTING WAR ON TERRORISM ARE UNPRECEDENTED EVENTS THAT HAVE CREATED MANY ECONOMIC AND POLITICAL UNCERTAINTIES.

     The terrorist attacks that took place in the United States on September 11, 2001 and the resulting war on terrorism have adversely impacted many businesses, including ours. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. In addition, the national and global responses to these terrorist attacks and the resulting war on terrorism may materially adversely affect us in ways we cannot predict at the present. Some of the possible material adverse impacts to our business include, but are not limited to: lower order levels from our customers; difficulties or delays related to our receipt or shipment of products by common carrier both within the United States and internationally; the lengthening of our sales cycles and implementations, which might result from a number of factors such as changes in security measures and disruptions to our business as a result of these changes; increased credit and business risk for customers in industries that were severely impacted by the attacks; and further instability in financial markets caused by armed hostilities or further acts of terrorism.

RISKS RELATED TO OUR INDUSTRY

  CONSOLIDATION IN THE BUSINESS PRODUCTS INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

     Consolidation continues throughout all levels of the business products industry. Consolidation has resulted in (a) an increased ability of resellers and end-users to buy goods directly from manufacturers on their own or through their participation in buying groups, (b) the ability of larger resellers who grow primarily through acquisitions to qualify for larger volume rebates than the acquired companies would have qualified for on a stand-alone basis and (c) fewer independent resellers to purchase from wholesalers. In addition, over the last decade, office products superstores (which largely buy directly from manufacturers) have entered virtually every major metropolitan market. Continuing consolidation could adversely affect our business, financial condition and results of operations.

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

  OUR INDUSTRY IS SUBJECT TO SEASONALITY AND END-USER DEMANDS MAY CHANGE
RAPIDLY.

     Although historically we have experienced our greatest sequential quarter revenue growth in our fourth fiscal quarter, our management has not been able to determine the specific or, if any, seasonal factors that may cause quarterly variability in operating results. Our management believes, however, that factors that may influence quarterly variability include the overall growth in the computer and office supplies industry and shifts in demand for our computer and office supplies products due to a variety of factors, including sales increases resulting from the introduction of new products. We generally experience a relative slowness in sales during the summer months, which may adversely affect our first and second fiscal quarter results in relation to sequential quarter performance. Any impact upon sales during this peak season could have a disproportionate effect on our results of operations for the full year.

     In addition, our sales and profitability are largely dependent on our ability to continually enhance our product offerings in order to meet changing end-user demands. End-users' traditional demands for business products have changed over the last several years as a result of, among other things, the widespread use of computers and other technological advances (resulting in the reduction in use of traditional office products), efforts by various businesses to establish "paperless" work environments, increased recycling efforts and a trend toward non-traditional offices (such as home offices). Our ability to continually monitor and react to such trends and changes in end-user demands will be necessary to avoid adverse effects on our sales and profitability. In addition, our business, financial condition and results of operations could be adversely affected if and to the extent that end-user demand for a broad product selection or the need for overnight delivery were to diminish substantially or end-user demand for a higher proportion of low margin products were to increase substantially.

  WE OPERATE IN AN UNCERTAIN REGULATORY AND LEGAL ENVIRONMENT. NEW LAWS AND REGULATIONS COULD HARM OUR BUSINESS.

     Our business is either subject to or may be affected by current and future governmental regulation in many different jurisdictions. These rules, regulations, policies and procedures are constantly subject to change. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated. Various jurisdictions already have enacted laws covering intellectual property, privacy and taxation that could affect our business. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could adversely effect our business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

     Certain statements used in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of Daisytek are generally accompanied by words such as "anticipates," "expects,"

"estimates," "believes," "intends," "plans" or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond the control of Daisytek that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

     These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of or inability to hire skilled personnel; the loss of key suppliers or customers; the loss or material decline in service of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses and investments; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties (including equipment failure or a breach of our security measures); the volatility of our common stock; economic and political uncertainties arising as a result of terrorist attacks; seasonality; exchange rate fluctuations; foreign currency devaluations; and the regulatory and trade environment (both domestic and foreign).

     Because such forward-looking statements are subject to risks, uncertainties and assumptions, you are cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date the forward-looking statement is made. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Daisytek is exposed to various market risks including interest rates on its debt and foreign exchange rates. In the normal course of business Daisytek employs established policies and procedures to manage these risks.

INTEREST RATE RISK

     Our interest rate risk is limited to our outstanding balances on our credit facilities, which amounted to $115.7 million at March 31, 2002 and $77.9 million at March 31, 2001. To mitigate this risk, we have converted $25.0 million of our outstanding balance from variable interest to a fixed rate of 5.93% and $25.0 million of our outstanding balance from variable interest to a fixed rate of 5.19%. The interest rate swaps have a fair value loss position of $1.6 million at March 31, 2002. An 80 basis point movement in interest rates would result in approximately $526,000, $423,000 and $337,000 annualized increase or decrease in interest expense based on the outstanding balance of the revolving line of credit at March 31, 2002, 2001 and 2000, respectively.

     We anticipate managing our future interest rate exposure by using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

FOREIGN CURRENCY EXCHANGE RATE RISK

     During fiscal year 2002, approximately 34% of our revenues were derived from customers located outside the United States. Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies.

     For our foreign subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions have not been material. The functional currency for our Mexican subsidiary was changed from the United States dollar to the Mexican peso effective July 1, 2001. Argentina has recently undergone significant economic and political change. During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentinean peso. Our Argentina subsidiary began accounting for the effect of the devaluation effective December 21, 2001 at a rate of 1.65 Argentinean pesos to $1. Since the devaluation, we have recorded translation losses of $7.7 million as a component of accumulated other comprehensive income.

     During fiscal years 2001 and 2000, we entered into foreign currency exchange contracts to manage foreign currency exchange risk related to net investment and intercompany balances denominated in foreign currencies. These contracts typically required the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date. A currency rate fluctuation of 10% from year-end rates would have changed the fair value of the foreign exchange contracts outstanding at March 31, 2001 and 2000 by $1.6 million and $1.5 million, respectively. As of March 31, 2002, we had no outstanding foreign currency exchange contracts to manage risk associated with our net investment in foreign subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   29
Report of Independent Public Accountants....................   30
Consolidated Balance Sheets as of March 31, 2002 and 2001...   31
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 2002, 2001 and 2000.............................   32
Consolidated Statements of Shareholders' Equity for the
  Fiscal Years Ended March 31, 2002, 2001 and 2000..........   33
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 2002, 2001 and 2000.......................   34
Notes to Consolidated Financial Statements..................   35

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Daisytek International Corporation:

     We have audited the accompanying consolidated balance sheets of Daisytek International Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daisytek International Corporation and subsidiaries at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

     We also audited the adjustments described in Note 4 that were applied to restate the 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

ERNST & YOUNG LLP

Dallas, Texas,
May 6, 2002, except as to paragraphs 1 and
             3 of Note 3, as to which the
             date is May 23, 2002

THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Daisytek International Corporation:

     We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Daisytek International Corporation (a Delaware corporation) for the year ended March 31, 2000 prior to the restatements (and, therefore, are not presented herein) to reflect the discontinued operations described in Note 4 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Daisytek International Corporation and subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
May 4, 2000

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,147   $  1,971
  Accounts receivable, net of allowance for doubtful
     accounts of $4,038 and $4,979 at March 31, 2002 and
     2001, respectively.....................................   175,921    134,966
  Inventories, net..........................................   115,377     83,615
  Prepaid expenses and other current assets.................    13,259      7,194
  Current assets of discontinued subsidiary.................        --     94,682
                                                              --------   --------
     Total current assets...................................   308,704    322,428
                                                              --------   --------
Property and equipment, at cost:
  Furniture, fixtures and equipment.........................    38,176     23,325
  Leasehold improvements....................................     3,875      3,641
                                                              --------   --------
                                                                42,051     26,966
  Less -- Accumulated depreciation and amortization.........   (21,245)   (15,569)
                                                              --------   --------
  Net property and equipment................................    20,806     11,397
Investment in ISA (Note 3)..................................    28,082         --
Other assets................................................     1,928        550
Goodwill, net...............................................    54,870     46,493
                                                              --------   --------
     Total assets...........................................  $414,390   $380,868
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  7,069   $  1,436
  Trade accounts payable....................................    84,718     39,762
  Accrued expenses and other current liabilities............    13,575     10,471
  Current liabilities of discontinued subsidiary............        --     93,490
                                                              --------   --------
     Total current liabilities..............................   105,362    145,159
                                                              --------   --------
Long-term debt, less current portion........................   111,343     76,607
Other liabilities...........................................     1,665         --
Commitments and contingencies (Note 14)
  Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized at March 31, 2002 and 2001, none issued and
     outstanding............................................        --         --
  Common stock, $0.01 par value; 30,000,000 shares
     authorized; 19,684,711 issued at March 31, 2002 and
     17,689,850 shares issued at March 31, 2001.............       197        177
  Additional paid-in capital................................   117,946     94,663
  Retained earnings.........................................   103,268     92,415
  Accumulated other comprehensive loss......................   (13,699)    (6,043)
  Treasury stock at cost, 1,773,905 shares at March 31, 2002
     and 3,352,305 shares at March 31, 2001.................   (11,692)   (22,110)
                                                              --------   --------
     Total shareholders' equity.............................   196,020    159,102
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $414,390   $380,868
                                                              ========   ========

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                FISCAL YEARS ENDED MARCH 31,
                                                            -------------------------------------
                                                               2002          2001         2000
                                                            -----------   -----------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..............................................  $1,185,030    $1,012,130    $987,206
Cost of revenues..........................................   1,059,539       894,766     880,471
                                                            ----------    ----------    --------
  Gross profit............................................     125,491       117,364     106,735
Selling, general and administrative expenses..............      90,710        88,193      95,471
Restructuring and nonrecurring costs......................       8,556         6,940        (381)
                                                            ----------    ----------    --------
  Income from operations..................................      26,225        22,231      11,645
Interest expense..........................................       7,221         3,857       3,186
                                                            ----------    ----------    --------
  Income from continuing operations before income taxes
     and minority interest................................      19,004        18,374       8,459
Provision for income taxes................................       7,066         7,384       4,602
                                                            ----------    ----------    --------
  Income from continuing operations before minority
     interest.............................................      11,938        10,990       3,857
Minority interest.........................................          --            47         566
                                                            ----------    ----------    --------
  Income from continuing operations.......................      11,938        11,037       4,423
Discontinued operations (Note 4):
  Income (loss) from operations of discontinued
     subsidiary, net of tax...............................      (1,085)          389         116
                                                            ----------    ----------    --------
Net income................................................  $   10,853    $   11,426    $  4,539
                                                            ==========    ==========    ========
Net income per common share:
  Basic
     Income from continuing operations....................  $     0.75    $     0.69    $   0.25
       Income (loss) from operations of discontinued
          subsidiary, net of tax..........................       (0.07)         0.03        0.01
                                                            ----------    ----------    --------
     Net income...........................................  $     0.68    $     0.72    $   0.26
                                                            ==========    ==========    ========
  Diluted
     Income from continuing operations....................  $     0.69    $     0.69    $   0.24
       Income (loss) from operations of discontinued
          subsidiary, net of tax..........................       (0.07)         0.02        0.01
                                                            ----------    ----------    --------
     Net income...........................................  $     0.62    $     0.71    $   0.25
                                                            ==========    ==========    ========
WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS
  OUTSTANDING:
  Basic...................................................      15,963        15,904      17,248
  Diluted.................................................      17,396        16,108      18,186

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            ACCUMULATED
                                COMMON STOCK       ADDITIONAL                  OTHER
                             -------------------    PAID-IN     RETAINED   COMPREHENSIVE
                               SHARES     AMOUNT    CAPITAL     EARNINGS       LOSS
                             ----------   ------   ----------   --------   -------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT MARCH 31,
  1999.....................  17,162,382    $172     $ 87,394    $ 71,801     $ (2,197)
Net income.................          --      --           --       4,539           --
Currency translation
  adjustment...............          --      --           --          --         (369)
Comprehensive income.......
PFSweb offering............          --      --       42,955          --           --
Deferred compensation
  expense on PFSweb stock
  options..................          --      --           48          --           --
Employee stock purchase
  plan.....................      31,823      --          368          --           --
Net proceeds from exercise
  of common stock
  options..................     402,548       4        5,926          --           --
Issuance of common stock...       3,411      --           45          --           --
                             ----------    ----     --------    --------     --------
BALANCE AT MARCH 31,
  2000.....................  17,600,164     176      136,736      76,340       (2,566)
Net income.................          --      --           --      11,426           --
Currency translation
  adjustment...............          --      --           --          --       (3,789)
Disposition of PFSweb......          --      --      (42,826)      4,649          312
Comprehensive income.......
Treasury stock purchases...          --      --           --          --           --
Employee stock purchase
  plan.....................      42,801       1          328          --           --
Net proceeds from exercise
  of common stock
  options..................      39,333                  360          --           --
Issuance of common stock...       7,552      --           65          --           --
                             ----------    ----     --------    --------     --------
BALANCE AT MARCH 31,
  2001.....................  17,689,850     177       94,663      92,415       (6,043)
Net income.................          --      --           --      10,853           --
Currency translation
  adjustment...............          --      --           --          --       (6,609)
Cumulative effect of
  adoption of SFAS 133 as
  of April 1, 2001, net of
  tax of $240..............          --      --           --          --         (445)
Change in fair value of
  derivative financial
  instruments, net of tax
  of $324..................          --      --           --          --         (602)
Comprehensive income.......
Employee stock purchase
  plan.....................      79,962       1          547          --           --
Net proceeds from exercise
  of common stock
  options..................   1,912,381      19       16,773          --           --
Issuance of common stock...       2,518      --        5,963          --           --
                             ----------    ----     --------    --------     --------
BALANCE AT MARCH 31,
  2002.....................  19,684,711    $197     $117,946    $103,268     $(13,699)
                             ==========    ====     ========    ========     ========


                                TREASURY STOCK
                             ---------------------    TOTAL     COMPREHENSIVE
                               SHARES      AMOUNT     EQUITY       INCOME
                             ----------   --------   --------   -------------
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT MARCH 31,
  1999.....................          --   $     --   $157,170
Net income.................          --         --      4,539      $ 4,539
Currency translation
  adjustment...............          --         --       (369)        (369)
                                                                   -------
Comprehensive income.......                                        $ 4,170
                                                                   =======
PFSweb offering............          --         --     42,955
Deferred compensation
  expense on PFSweb stock
  options..................          --         --         48
Employee stock purchase
  plan.....................          --         --        368
Net proceeds from exercise
  of common stock
  options..................          --         --      5,930
Issuance of common stock...          --         --         45
                             ----------   --------   --------
BALANCE AT MARCH 31,
  2000.....................          --         --    210,686
Net income.................          --         --     11,426      $11,426
Currency translation
  adjustment...............          --         --     (3,789)      (3,789)
Disposition of PFSweb......          --         --    (37,865)         312
                                                                   -------
Comprehensive income.......                                        $ 7,949
                                                                   =======
Treasury stock purchases...  (3,352,305)   (22,110)   (22,110)
Employee stock purchase
  plan.....................          --         --        329
Net proceeds from exercise
  of common stock
  options..................          --         --        360
Issuance of common stock...          --         --         65
                             ----------   --------   --------
BALANCE AT MARCH 31,
  2001.....................  (3,352,305)   (22,110)   159,102
Net income.................          --         --     10,853      $10,853
Currency translation
  adjustment...............          --         --     (6,609)      (6,609)
Cumulative effect of
  adoption of SFAS 133 as
  of April 1, 2001, net of
  tax of $240..............          --         --       (445)        (445)
Change in fair value of
  derivative financial
  instruments, net of tax
  of $324..................          --         --       (602)        (602)
                                                                   -------
Comprehensive income.......                                        $ 3,197
                                                                   =======
Employee stock purchase
  plan.....................          --         --        548
Net proceeds from exercise
  of common stock
  options..................          --         --     16,792
Issuance of common stock...   1,578,400     10,418     16,381
                             ----------   --------   --------
BALANCE AT MARCH 31,
  2002.....................  (1,773,905)  $(11,692)  $196,020
                             ==========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FISCAL YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (excluding operations of discontinued
     subsidiary)...........................................  $ 11,938    $ 11,037    $  4,423
  Adjustments to reconcile net income to net cash provided
     by operating activities, net of effects of
     acquisitions and dispositions:
     Depreciation and amortization.........................     5,563       7,438       9,242
     Provision for doubtful accounts.......................     4,566       3,360       7,670
     Minority interest.....................................        --         (47)       (566)
     Other.................................................       473          16          48
     Deferred income tax expense (benefit).................        30        (394)       (112)
  Change in operating assets and liabilities, net of
     effects of acquisitions and dispositions:
     Accounts receivable...................................   (29,698)      4,142       1,357
     Inventories, net......................................   (24,419)     (3,787)     49,762
     Prepaid expenses and other assets.....................    (7,409)      3,621       1,765
     Trade accounts payable and accrued expenses...........    30,887     (19,390)    (64,656)
     Income taxes receivable and payable...................       755       2,016      (4,302)
                                                             --------    --------    --------
  Net cash provided by (used by) operating activities from
     continuing operations.................................    (7,314)      8,012       4,631
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................   (11,272)     (7,549)    (15,175)
  Proceeds from the sale and leaseback of equipment........     8,000          --          --
  Acquisition of Memphis distribution assets...............   (10,700)         --          --
  Payment for investment in and advances to ISA............   (28,082)         --          --
  Acquisitions of businesses, net of cash acquired.........   (19,046)    (17,131)    (21,132)
  Disposition of subsidiary................................       923     (22,113)         --
  Decrease (increase) in notes receivable and other
     assets................................................      (523)      1,615       8,618
                                                             --------    --------    --------
Net cash used in investing activities......................   (60,700)    (45,178)    (27,689)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) revolving lines of credit,
     net...................................................    37,718      36,647        (910)
  Payments to acquire treasury stock.......................        --     (22,110)         --
  Payments on capital leases and notes payable.............      (608)     (4,650)     (8,533)
  Net proceeds of PFSweb initial public offering...........        --          --      53,014
  Net proceeds from sale of stock, exercise of stock
     options and issuance of common stock..................    33,715         738       6,343
                                                             --------    --------    --------
Net cash provided by financing activities..................    70,825      10,625      49,914
                                                             --------    --------    --------
Effect of exchange rates on cash...........................      (635)        340        (235)
                                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS.........................................     2,176     (26,201)     26,621
CASH AND CASH EQUIVALENTS at beginning of year.............     1,971      28,172       1,551
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS at end of year...................  $  4,147    $  1,971    $ 28,172
                                                             ========    ========    ========
Net cash provided by operating activities from discontinued
  operations...............................................  $   (685)   $    671    $     14

 The accompanying notes are an integral part of these consolidated statements.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     Daisytek International Corporation ("Daisytek" or the "Company") is a leading global distributor of computer and office supplies and professional tape products. To enhance its relationship with computer and office supplies customers worldwide, the Company also provides unique, value-added services such as direct marketing, merchandising and demand generation services. The Company sells its products and services in the United States, Europe, Canada, Australia, Mexico and South America. Prior to the spin-off of the Company's subsidiary PFSweb, Inc. ("PFSweb") during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

  GOODWILL

     Goodwill represents the excess of cost over the fair value of net assets acquired and is stated at cost. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. To date, no such impairment has been recognized. At the time of adoption of SFAS No. 142, accumulated amortization of goodwill was $5.2 million. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                                            FISCAL YEAR ENDED MARCH 31,
                                                           -----------------------------
                                                             2002       2001      2000
                                                           --------   --------   -------
Reported net income......................................  $10,853    $11,426    $4,539
Add back goodwill amortization, net of tax...............       --      1,384       812
                                                           -------    -------    ------
Adjusted net income......................................  $10,853    $12,810    $5,351
                                                           =======    =======    ======
Basic earnings per share:
  Reported net income....................................  $  0.68    $  0.72    $ 0.26
  Goodwill amortization, net of tax......................       --       0.09      0.05
                                                           -------    -------    ------
  Adjusted net income....................................  $  0.68    $  0.81    $ 0.31
                                                           =======    =======    ======
Diluted earnings per share:
  Reported net income....................................  $  0.62    $  0.71    $ 0.25
  Goodwill amortization, net of tax......................       --       0.09      0.04
                                                           -------    -------    ------
  Adjusted net income....................................  $  0.62    $  0.80    $ 0.29
                                                           =======    =======    ======

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of April 1, 2001. The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recognized.

  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     For the Company's foreign subsidiaries, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions have not been material. The functional currency for the Company's Mexican subsidiary was changed from the United States dollar to the Mexican peso effective July 1, 2001.

  INCOME TAXES

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES for tax purposes. A valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized.

  STOCK OPTION PLANS

     The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price at the date of grant. Note 10 provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

  RECLASSIFICATIONS

     Certain prior year data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows. See Note 4 regarding discontinued operations.

     During the fourth quarter of fiscal year 2001, Daisytek reclassified in all prior periods freight costs billed to customers and rebates paid to customers as components of net revenues in compliance with Emerging Issues Task Force Issues No. 00-10, Accounting for Shipping and Handling Fees and Costs, and No. 00-14, Accounting for Certain Sales Incentives. Freight costs billed to customers and rebates paid to customers had previously been recorded as a component of cost of sales. Freight costs incurred by the Company continue to be recorded as a component of cost of sales.

NOTE 2 -- ACQUISITIONS

     On October 1, 1999, the Company acquired certain assets and liabilities of Arlington Industries, Inc., a specialty wholesaler of copier and fax consumables, for an initial price of approximately $19.5 million. This transaction was accounted for using the purchase method of accounting and the Company initially recorded goodwill of $8.2 million. The purchase agreement provided for an adjustment to the purchase price based on certain performance criteria for each of the twelve-month periods ended September 30, 2000 and 2001. The performance criteria were achieved and the Company has increased the original purchase price and goodwill by approximately $1.6 million for the performance period ended September 30, 2000 and approximately $2.6 million for the performance period ended September 30, 2001. The entire cost of the acquisition was funded through the Company's available cash. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

     On May 3, 2000, the Company acquired certain assets and liabilities of B.A. Pargh Company, LLC, a wholesaler of office products, for approximately $2.5 million. In addition, as part of this acquisition, the Company paid off approximately $6.5 million in assumed debt. The acquisition was accounted for by the purchase method of accounting for business combinations and the related goodwill recorded was approximately $3.6 million. The entire cost of the acquisition was funded through the Company's credit facility. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

     Effective October 1, 2000, the Company acquired the capital stock of Etertin y CIA, S.A. in Buenos Aires, Argentina, a wholesale distributor of computer supplies and accessories, for approximately $5.8 million, of which $1.0 million is subject to adjustment for realization of assets at lower than book value acquired. In addition, the Company assumed approximately $4.7 million in debt. The acquisition was

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES accounted for by the purchase method of accounting for business combinations and the Company recorded related goodwill of approximately $6.5 million. The entire cost of the acquisition was funded through the Company's credit facility. The accompanying consolidated financial statements include the results of this entity from the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

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

     The Company acquired certain assets and liabilities of Digital Storage, LLC ("Digital Storage"), a value-added distributor of computer media, accessories and supplies in the United States and Canada, during the quarter ended June 30, 2001. This acquisition was accounted for using the purchase method of accounting for business combinations and increased the Company's goodwill by approximately $5.5 million, including $4.4 million of goodwill related to Digital Storage's business in the United States and $1.1 million of goodwill related to Digital Storage's Canadian subsidiary. This acquisition was not material to the financial position or results of operations of the Company.

     During the quarter ended September 30, 2001, the Company acquired certain assets and liabilities of General Stationery Supplies, an Australian office products wholesaler. This acquisition was accounted for using the purchase method of accounting for business combinations and increased the Company's goodwill by approximately $1.7 million. This acquisition was not material to the financial position or results of operations of the Company.

NOTE 3 -- ISA ACQUISITION OFFER

     On May 23, 2002, the Company mailed a recommended offer to shareholders of ISA International plc ("ISA"), a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd., a U.K.-based wholesaler of office products. Daisytek has received acceptances from ISA shareholders totaling more than 90% of ISA ordinary shares and all conditions to the offer have either been satisfied or waived. The cash offer for ISA ordinary shares will remain open until July 10, 2002 and Daisytek then intends to exercise its rights under U.K. law to pursue compulsory acquisition of the remainder of ISA ordinary shares. The alternative offer to receive Daisytek common shares instead of cash expired at the close of trading in the U.K. on June 27, 2002. Subsequent to year-end, the Company appointed three members to the board of ISA.

     During September 2001, Daisytek invested 8.0 million British pounds, or approximately $11.4 million, in preference shares of ISA convertible into 50% plus one share of ISA at Daisytek's option at any time over a period of five years. Daisytek was also granted warrants to purchase an additional 15.4 million ISA ordinary shares for 2 million British pounds, or approximately $2.8 million, at the Company's option any time over the next five years. The preference shares earn a quarterly variable rate cumulative preferential dividend. In addition to the preference share investment, as of March 31, 2002, the Company has advanced funds to ISA of approximately 11.7 million British pounds, or approximately $16.7 million, including 3.1 million British pounds, or approximately $4.4 million, for pro-rata participation in a shareholder rights issue by Kingfield Heath, and approximately 8.6 million British pounds, or approximately $12.3 million, for working capital purposes. Subsequent to March 31, 2002, the Company advanced additional funds to ISA of 3.2 million British pounds, or approximately $4.6 million, for working capital purposes. The advances to ISA earn interest. The investment in ISA, including applicable acquisition costs, is carried at cost at March 31, 2002.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     ISA did not pay the preference dividend due to Daisytek on April 1, 2002. Failure to pay a preference dividend for more than 14 days after its due date constitutes an event of default under ISA's articles of association, unless waived by Daisytek. Daisytek had agreed to waive the outstanding payment, but this agreement to waive expired on May 6, 2002. As a result of this event of default, as of May 7, 2002, Daisytek was entitled to vote its preference shares on an as-converted basis (50% plus one share), entitling Daisytek to majority voting control and allowing the Company to appoint to the board of ISA a number of directors equivalent to 50%. Accordingly, the Company will use consolidation accounting for the investment in ISA effective May 7, 2002.

NOTE 4 -- DISCONTINUED OPERATIONS

     During June 2001, the Company announced its decision to exit the IBM master distribution agreements, under which the Company's subsidiaries Business Supplies Distributors, Inc., Business Supplies Distributors Europe BV, and BSD (Canada), Inc. (collectively, "BSD") provided financing to enable the Company's former subsidiary PFSweb to service logistics contracts with IBM. As part of the Company's plan to completely exit this business, Daisytek completed the sale of BSD during September 2001 for net proceeds of approximately $0.9 million. The Company recorded a gain on the sale of approximately $0.2 million. Daisytek continues to buy and sell IBM products as part of its normal operations.

     Under the provisions of SFAS No. 144, which the Company adopted effective April 1, 2001, the results of operations of BSD, which were previously included in the Company's computer and office supplies business segment, are presented as discontinued operations in the accompanying financial statements. The income
(loss) from operations of discontinued subsidiary are presented net of a tax benefit (expense) of approximately $0.6 million, $(0.2) million and $(0.1) million for the years ended March 31, 2002, 2001 and 2000, respectively, and include net revenues of approximately $66.6 million, $177.5 million and $83.1 million for the years ended March 31, 2002, 2001 and 2000, respectively.

NOTE 5 -- PFSWEB SPIN-OFF

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

     As part of the IPO, PFSweb and Daisytek entered into various agreements governing the transaction management services that PFSweb provided for Daisytek. Additionally, PFSweb purchased from Daisytek certain fixed assets in the central distribution complex in Memphis, Tennessee. On May 25, 2001, the Company completed a transaction to terminate certain transaction management services agreements between the two companies and to purchase certain Memphis distribution assets from PFSweb, including those assets previously sold to PFSweb at the time of the IPO. The Company recognized a pre-tax charge of approximately $4.4 million during the first quarter of fiscal year 2002 related to this transaction. Prior to completion of the transaction, the Company received a favorable supplemental ruling from the Internal Revenue Service that the acquisition of certain fixed assets would not adversely affect the June 2000 Internal Revenue Service ruling. In connection with this transaction, PFSweb continued to offer services to

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Daisytek under a separate fee agreement for a six-month period in order to support the transfer of fulfillment operations and transaction processing back to Daisytek, including the transition to a separate information technology platform. During October 2001, Daisytek completed the transition to an information technology platform separate from PFSweb.

NOTE 6 -- DEBT

     Debt as of March 31, 2002 and 2001 consists of the following (in thousands):

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
United States credit facility...............................  $ 98,500    $74,000
Canadian credit facility....................................    11,289      2,607
Australian credit facility..................................     5,914      1,287
Capital lease liability and other...........................     2,709        149
                                                              --------    -------
                                                               118,412     78,043
Less: Current portion of long-term debt.....................    (7,069)    (1,436)
                                                              --------    -------
Long-term debt, less current portion........................  $111,343    $76,607
                                                              ========    =======

  UNITED STATES CREDIT FACILITY

     At March 31, 2002, the Company was party to an agreement entered into in December 2000 with certain banks for a revolving line of credit in the United States that had a maximum borrowing availability, as amended, of $150.0 million expiring on December 19, 2003. Availability under the credit facility was subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrued interest, at the Company's option, at the prime rate of the lead bank or a Eurodollar rate, plus an adjustment ranging from 1.05% to 2.0% depending on the Company's financial performance. The Company paid fees ranging from 0.20% to 0.375% on the entire credit facility. The credit facility contained various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of net worth, and restrictions on certain activities, including loans and payments to related parties, payment of dividends, incurring additional debt, acquisitions, investments and asset sales. As of March 31, 2002, the outstanding balance under this credit facility was $98.5 million with a weighted average interest rate of 3.68%.

     During April 2002, Daisytek signed a $200 million senior secured debt facility expiring on April 24, 2005, which was subsequently amended and increased to $250 million. This credit facility replaced the existing $150 million credit facility expiring on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at the Company's option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. The Company pays fees of 0.375% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities, including loans and payments to related parties, payment of dividends, capital expenditures, acquisitions, investments and asset sales. Approximately $32.4 million was available for future borrowings upon signing of the new credit facility in April 2002.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  CANADIAN CREDIT FACILITY

     During March 2001, the Company refinanced a revolving term loan with a Canadian bank expiring on August 31, 2002 and an unsecured revolving line of credit facility with a Canadian bank expiring on January 1, 2002 with a single revolving credit facility with current maximum credit availability of 40.0 million Canadian dollars, or approximately $25.1 million, expiring during March 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 75 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 75 basis points. The credit facility includes a standby fee of 0.25% on the unused portion of the credit facility. As of March 31, 2002, the outstanding balance under the Canadian credit facility was 18.0 million Canadian dollars, or approximately $11.3 million, at an interest rate of 4.25%. The Company had 22.0 million Canadian dollars, or approximately $13.8 million, available for future borrowings.

  AUSTRALIAN CREDIT FACILITY

     In December 2000, the Company's Australian subsidiary entered into an agreement with an Australian bank for an unsecured revolving line of credit facility allowing the Company to borrow Australian dollars up to a maximum of
20.0 million Australian dollars, or approximately $10.7 million, as amended. The Australian credit facility, as amended, expires on January 1, 2003. The Australian credit facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 142.5 basis points to 212.5 basis points depending on the Company's financial performance. A facility fee of 0.325% to 0.50% is charged on the entire amount of the Australian facility. As of March 31, 2002, the outstanding balance under the Company's Australian credit facility was 11.1 million Australian dollars, or approximately $5.9 million, at an interest rate of 6.48%. The Company had 8.9 million Australian dollars, or approximately $4.8 million, available for future borrowings.

  CAPITAL LEASE LIABILITY AND OTHER

     The Company's property held under capital leases at March 31, 2002, included in furniture, fixtures and equipment in the balance sheet, amounted to approximately $2.7 million, net of accumulated amortization of approximately $0.4 million. At March 31, 2001, other debt represents notes payable assumed in connection with the acquisition of Etertin in Argentina, effective October 1, 2000.

     Future maturities of long-term debt and capital leases at March 31, 2002, giving effect to the refinancing of the United States credit facility, are as follows (in thousands):

FISCAL YEAR ENDED MARCH 31,
  2003......................................................  $  7,069
  2004......................................................    12,616
  2005......................................................       227
  2006......................................................    98,500
  2007......................................................        --
  Thereafter................................................        --
                                                              --------
                                                              $118,412
                                                              ========

NOTE 7 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The Company estimates fair value based on market information and appropriate valuation methodologies. Fair value is the amount at which the instrument could be exchanged in a current

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES transaction between willing parties, other than in a forced sale or liquidation. The fair values of financial instruments approximate their carrying amounts in the accompanying consolidated balance sheets.

     In the opinion of management, credit risk with respect to trade receivables is limited due to a large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. The Company's derivative instruments are subject to credit risk of non-performance by counterparties under such agreements. However, this risk is minimal as the Company selects counterparties with high credit ratings.

     Effective April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. Derivative instruments that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative instrument's change in fair value will be immediately recognized in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

  INTEREST RATE MANAGEMENT

     To diversify its risk associated with interest rate fluctuations, the Company has entered into interest rate swap agreements under which the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts. As of March 31, 2002, interest rate swaps are hedging underlying variable-rate obligations with a principal amount of $50.0 million. Under SFAS No. 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the interest rate swap agreement is reflected in the balance sheet with the corresponding offset, net of tax, to accumulated other comprehensive income. The interest rate swap agreements are effective hedges and meet the criteria for accounting under the short-cut method as defined in SFAS No. 133. Upon adoption of SFAS No. 133 on April 1, 2001, the Company recorded a derivative liability of approximately $0.7 million. At March 31, 2002, the outstanding interest rate swap agreements had a fair value loss position of approximately $1.6 million.

  CURRENCY RATE MANAGEMENT

     Upon adoption of SFAS No. 133 on April 1, 2001, the Company had outstanding foreign currency exchange contracts to manage foreign currency exchange risk related to its net investment in Canadian and Australian subsidiaries, which were settled during the quarter ended June 30, 2001. The gains upon settlement of these contracts during the quarter ended June 30, 2001 were reflected as a cumulative translation adjustment within accumulated other comprehensive income. As of March 31, 2002, the Company had no outstanding foreign currency exchange contracts to manage risk associated with its net investment in foreign subsidiaries.

     From time to time, the Company enters into foreign currency exchange contracts to manage risk related to foreign currency transactions. The impact of these transactions was not material to the financial statements of the Company during the years ended March 31, 2002, 2001 and 2000.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 -- RESTRUCTURING AND NONRECURRING COSTS

     Restructuring and nonrecurring costs consist of the following for the years ended March 31, 2002, 2001 and 2000 (in thousands):

                                                             2002      2001     2000
                                                            ------    ------    -----
Restructuring charges(a)..................................  $4,131    $   --    $  --
Final PFSweb separation charges(b)........................   4,425        --       --
PFSweb spin-off charges(c)................................      --     5,588       --
Closure of B.A. Pargh Nashville headquarters(d)...........      --       679       --
Professional tape products restructuring activities(e)....      --       673       --
Professional tape products acquisition and disposition
  costs(f)................................................      --        --     (381)
                                                            ------    ------    -----
                                                            $8,556    $6,940    $(381)
                                                            ======    ======    =====

---------------
(a) During the third quarter of fiscal 2002, the Company commenced a United States restructuring plan that includes (1) information technology enhancements to ensure growth in the business will be technologically supported; (2) distribution improvements and consolidation of subsidiary warehouses into five new regional hub facilities in order to leverage distribution costs; and (3) centralization of certain back-office resources into a shared services organization to reduce costs and improve efficiencies. The Company incurred pre-tax charges of approximately $4.1 million during fiscal 2002, including $2.2 million related to warehouse and distribution initiatives, including the integration of office products at the Company's central distribution center in Memphis; $1.2 million related to the termination of employees; and $0.7 million related to other back-office improvements. These costs have been paid as incurred. In addition, inventory costs of $0.9 million related to the warehouse and distribution initiatives of the restructuring plan are included in cost of revenues.

(b) As part of the Company's May 2001 transaction to terminate certain transaction management services agreements between the Company and its former subsidiary PFSweb and to purchase certain Memphis distribution assets from PFSweb, the Company recognized a pre-tax nonrecurring charge of $4.4 million. This charge included transaction costs, a separation payment and finalization of other balances between the Company and PFSweb. See Note 5.

(c) The Company incurred pre-tax charges of $5.6 million during the year ended March 31, 2001 related to reorganization and separation activities following the spin-off of the Company's subsidiary PFSweb during July 2000.

(d) The Company acquired certain assets and liabilities of B.A. Pargh Company, LLC, during May 2000 and incurred pre-tax charges of $0.7 million during the year ended March 31, 2001 related to closure of its Nashville headquarters.

(e) The Company incurred pre-tax charges of $0.7 million during the year ended March 31, 2001 related to its restructuring plan to improve revenues and earnings for the professional tape products segment. The plan focused on new leadership, efforts to rationalize warehouses to reduce costs and improve customer service, better utilization of inside telemarketing teams and development of new sales and marketing initiatives.

(f) During fiscal year 1999, the Company sold certain assets of its professional hardware division to VTP, a Glendale, California-based distributor of professional-grade audio and video media and professional hardware products, and recorded a $2.8 million one-time charge relating to this disposition. In fiscal year 2000, the Company reversed $1.0 million of this charge as management was able to avoid some of the costs associated with this disposition. In addition, the Company recorded costs of approximately

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

    $0.6 million related to transition, integration and merger activities related to the professional tape products segment.

NOTE 9 -- SHAREHOLDERS' EQUITY

  PRIVATE PLACEMENT OF COMMON STOCK

     During December 2001, the Company completed the private placement of approximately 1.6 million shares of Daisytek common stock to a group of institutional investors for total gross proceeds of approximately $17.7 million. Related offering costs were approximately $1.3 million.

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

  STOCK REPURCHASE

     On July 10, 2000, the Company announced the authorization by the Board of Directors of the repurchase of up to 10% of the outstanding shares of its common stock, and on September 13, 2000, the Company announced the authorization of the repurchase of up to an additional 10% of the then outstanding shares of common stock. As of March 31, 2001, the two approved share buy-back programs were completed and a total of approximately 3.4 million shares have been repurchased using cash of approximately $22 million. The Company reissued 1.6 million of these shares in connection with the private placement during December 2001.

 RECONCILIATION OF EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts). Weighted-average shares excluded from the calculation that related to potentially dilutive securities amount to approximately 0.2 million, 1.3 million and 0.7 million for the years

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES ended March 31, 2002, 2001 and 2000, respectively. Potentially dilutive securities represent stock options that are priced higher than the average market value of the Company's common stock during each period.

                                                           FISCAL YEARS ENDED MARCH 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
NUMERATOR:
  Income from continuing operations.....................  $11,938    $11,037    $ 4,423
  Income (loss) from operations of discontinued
     subsidiary, net of tax.............................   (1,085)       389        116
                                                          -------    -------    -------
  Net income............................................  $10,853    $11,426    $ 4,539
                                                          =======    =======    =======
DENOMINATOR:
Denominator for basic earnings per share -- Weighted
  average shares........................................   15,963     15,904     17,248
Effect of dilutive securities:
  Stock options.........................................    1,433        204        938
                                                          -------    -------    -------
Denominator for diluted earnings per share -- Adjusted
  weighted average shares...............................   17,396     16,108     18,186
Net income per common share:
  Basic:
     Income from continuing operations..................  $  0.75    $  0.69    $  0.25
     Income (loss) from operations of discontinued
       subsidiary, net of tax...........................    (0.07)      0.03       0.01
                                                          -------    -------    -------
     Net income.........................................  $  0.68    $  0.72    $  0.26
                                                          =======    =======    =======
  Diluted:
     Income from continuing operations..................  $  0.69    $  0.69    $  0.24
     Income (loss) from operations of discontinued
       subsidiary, net of tax...........................    (0.07)      0.02       0.01
                                                          -------    -------    -------
     Net income.........................................  $  0.62    $  0.71    $  0.25
                                                          =======    =======    =======

NOTE 10 -- STOCK PLANS

 EMPLOYEE STOCK PURCHASE PLAN

     Daisytek provides its employees an opportunity to acquire a proprietary interest in the company under its 1998 Employee Stock Purchase Plan qualified under Section 423 of the Internal Revenue Code of 1986. The stock purchase plan provides for acquisition of Daisytek common stock at a 15% discount of market value and permits each employee of Daisytek's domestic subsidiaries who have completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10% of their compensation with after-tax dollars up to a maximum annual contribution of $25,000. The Company has reserved 500,000 shares of its common stock under the stock purchase plan. As of March 31, 2002, 154,586 shares of common stock had been purchased under the plan.

 STOCK OPTION PLANS

     The Company has established various stock option plans which provide for the grant of incentive awards in the form of stock options to directors, executive management and key employees of Daisytek. These plans are administered by the Compensation Committee of the Board of Directors. Options issued

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES under these stock option plans and outside of the Company's existing stock option plans have exercise prices equal to the fair market value of the Company's common stock on the date of issuance, generally vest over a three-year period from the date of grant and expire ten years after the date of grant.

     In connection with the completion of the PFSweb spin-off as of July 6, 2000, all outstanding Daisytek options ("Daisytek Pre-spin Options") were adjusted and/or replaced with Daisytek options (the "Daisytek Post-spin Options") and PFSweb options (the "PFSweb Post-spin Options")(collectively, the "Replacement Options"). The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding Daisytek Pre-spin Option which is replaced by such Replacement Option immediately prior to the spin-off and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved. Other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced Daisytek Pre-spin Option, except that option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     The following table summarizes the Company's stock option activity for the fiscal years ended March 31, 2002, 2001 and 2000:

                                                                               WEIGHTED
                                                                OPTIONS        AVERAGE
                                                              OUTSTANDING   EXERCISE PRICE
                                                              -----------   --------------
Balance at March 31, 1999...................................   3,984,069        $14.37
  Granted...................................................     473,500        $ 9.83
  Exercised.................................................    (402,548)       $11.73
  Canceled..................................................     (97,226)       $16.46
                                                              ----------
Balance at March 31, 2000...................................   3,957,795        $13.07
  Granted...................................................      25,000        $10.69
  Exercised.................................................     (28,800)       $10.78
  Canceled..................................................     (70,721)       $16.20
  Terminated -- PFSweb spin-off.............................  (3,883,274)       $14.00
  Reissued -- PFSweb spin-off...............................   3,634,736        $ 8.00
  Granted...................................................   2,441,000        $ 6.43
  Exercised.................................................     (10,533)       $ 7.44
  Canceled..................................................    (356,932)       $ 8.00
                                                              ----------
Balance at March 31, 2001...................................   5,708,271        $ 7.33
  Granted...................................................   1,866,300        $10.68
  Exercised.................................................  (1,912,381)       $ 7.46
  Canceled..................................................    (364,214)       $ 7.93
                                                              ----------
Balance at March 31, 2002...................................   5,297,976        $ 8.43
                                                              ==========

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at March 31, 2002:

                         OUTSTANDING                                   EXERCISABLE
-------------------------------------------------------------   --------------------------
                            WEIGHTED AVERAGE      WEIGHTED                     WEIGHTED
   RANGE OF                    REMAINING          AVERAGE                      AVERAGE
EXERCISE PRICES   OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
---------------  ---------  ----------------   --------------   ---------   --------------
$ 4.88-$ 7.22    2,002,959     8.1 years           $ 6.21         996,224       $ 6.20
$ 7.38-$10.17    2,321,274     7.7 years             8.36       1,236,173         8.07
$11.10-$15.01      973,743     9.4 years            13.14         132,743        14.17
                 ---------                                      ---------
                 5,297,976                         $ 8.43       2,365,140       $ 7.62
                 =========                                      =========

     As of March 31, 2002, 2001 and 2000, 2,365,140, 2,367,243 and 1,038,568,
respectively, of options outstanding were exercisable. The weighted-average fair value of options granted during fiscal years 2002, 2001 and 2000 was $5.39, $3.44 and $5.41, respectively.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost is recognized in the consolidated financial statements for stock options which have exercise prices equal to or in excess of the market value of the Company's common stock on the date of issuance. Had the Company determined compensation cost based on the fair value of stock options at the grant date under SFAS No. 123, the Company's pro forma net income (in thousands) and earnings per share would have been as follows:

                                                           FISCAL YEARS ENDED MARCH 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
Net income (loss):
  As reported...........................................  $10,853    $11,426    $ 4,539
  Pro forma.............................................  $ 7,252    $ 5,586    $(3,801)
Earnings (loss) per share:
  Basic:
     As reported........................................  $  0.68    $  0.72    $  0.26
     Pro forma..........................................  $  0.45    $  0.35    $ (0.22)
  Diluted
     As reported........................................  $  0.62    $  0.71    $  0.25
     Pro forma..........................................  $  0.42    $  0.35    $ (0.21)

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2002, 2001 and 2000: risk-free interest rates ranging from 3.4% to 6.0%; dividend yields of 0%; expected stock volatility ranging from 49.4% to 61.5%; and expected lives ranging from four to six years.

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     As of March 31, 2002, Daisytek has authorized an aggregate of 5,550,000 shares of common stock for issuance under the various stock option plans. Additionally, the Company's Board of Directors has authorized shares for issuance outside the existing shareholder-approved plans under individual stock option agreements with employees. Options granted outside the existing shareholder-approved plans under individual stock option agreements are subject to a multi-year vesting schedule and have an exercise price of not less than the fair market value of the Company's stock on the date of grant. The following table provides information regarding the Company's outstanding stock options in plans approved by shareholders (line item "Equity compensation plans approved by shareholders") compared to those stock options issued

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES outside of shareholder-approved plans (line item "Equity compensation plans not approved by shareholders") as of March 31, 2002:

                                                                                   NUMBER OF
                                                                              SECURITIES REMAINING
                                                                              AVAILABLE FOR FUTURE
                               NUMBER OF SECURITIES    WEIGHTED-AVERAGE      ISSUANCE UNDER EQUITY
                                   TO BE ISSUED        EXERCISE PRICE OF       COMPENSATION PLANS
                                 UPON EXERCISE OF         OUTSTANDING        (EXCLUDING SECURITIES
                               OUTSTANDING OPTIONS          OPTIONS         REFLECTED IN 1ST COLUMN)
                               --------------------    -----------------    ------------------------
Equity compensation plans
  approved by shareholders...       3,750,756                $8.20                  327,748
Equity compensation plans not
  approved by shareholders...       1,547,220                $8.98                       --
                                    ---------                                       -------
Total........................       5,297,976                $8.43                  327,748
                                    =========                                       =======

NOTE 11 -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                           FISCAL YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                            2002       2001       2000
                                                           -------    -------    -------
Cash paid during the period for:
  Interest...............................................  $7,159     $5,664     $3,853
  Income taxes...........................................  $3,355     $3,892     $7,669
Fixed assets acquired under capital leases...............  $3,088     $   --     $2,400

NOTE 12 -- INCOME TAXES

     Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, capitalization of inventory costs, reserves for inventory, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. A reconciliation of the difference between the expected income tax provision for continuing operations at the U.S. Federal statutory corporate tax rate of 35% for fiscal years 2002 and 2001 and 34% for fiscal year 2000 and the Company's effective tax rate is as follows (in thousands):

                                                              FISCAL YEARS ENDED MARCH 31,
                                                             ------------------------------
                                                               2002       2001       2000
                                                             --------   --------   --------
Provision computed at statutory rate.......................   $6,651     $6,431     $2,876
Impact of foreign taxation at different rate...............      368        487        264
State income taxes, net of federal benefit.................      376        373        410
Expenses not deductible for tax purposes...................      159        352        420
Change in valuation reserve................................       --         --        807
Other......................................................     (488)      (259)      (175)
                                                              ------     ------     ------
  Provision for income taxes...............................   $7,066     $7,384     $4,602
                                                              ======     ======     ======

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                              FISCAL YEARS ENDED MARCH 31,
                                                             ------------------------------
                                                               2002       2001       2000
                                                             --------   --------   --------
Current
  Domestic.................................................   $2,110     $3,744     $1,395
  State....................................................      376        547        623
  Foreign..................................................    4,550      3,487      2,696
                                                              ------     ------     ------
     Total current.........................................    7,036      7,778      4,714
                                                              ------     ------     ------
Deferred
  Domestic.................................................      130       (278)      (151)
  State....................................................       20         --         --
  Foreign..................................................     (120)      (116)        39
                                                              ------     ------     ------
     Total deferred........................................       30       (394)      (112)
                                                              ------     ------     ------
     Total.................................................   $7,066     $7,384     $4,602
                                                              ======     ======     ======

     The components of the deferred tax asset (liability) as of March 31, 2002 and 2001 are as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $2,973   $1,570
  Inventory.................................................   2,699      885
  Foreign net operating loss carryforwards..................   3,685    3,809
  Other.....................................................     490      376
                                                              ------   ------
     Total deferred tax assets..............................   9,847    6,640
                                                              ------   ------
Deferred tax liabilities:
  Accounts receivable discount..............................      --      571
  Foreign inventory purchases...............................   3,294    2,954
  Intangibles...............................................   3,248      810
  Other.....................................................   2,964    2,664
                                                              ------   ------
     Total deferred tax liabilities.........................   9,506    6,999
                                                              ------   ------
Net deferred tax asset (liability)..........................  $  341   $ (359)
                                                              ======   ======

     The foreign net operating loss carryforwards at March 31, 2002 and 2001 relate primarily to taxable losses of the Company's Mexican subsidiary. Management believes it is more likely than not that these deferred tax assets will be realized. The loss carryforwards begin to expire in fiscal year 2013.

     As of March 31, 2000, a valuation allowance was recorded due to uncertainties regarding the Company's ability to utilize PFSweb deferred tax assets following its spin-off from the Company. During fiscal year 2001, the valuation allowance and related deferred tax assets were transferred to PFSweb upon completion of the PFSweb spin-off.

     The Company received a tax benefit due to the exercise of certain stock options of $2.2 million during fiscal year 2002 and $1.1 million during fiscal year 2000.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 -- RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

     The Company makes available one-year and three-year loans to its executive officers and non-employee directors. The one-year loans accrue interest at the Company's effective borrowing rate (3.8% at March 31, 2002 and 6.9% at March 31,
2001) and the three-year loans accrue interest at the prime rate plus one percent. Loan amounts classified as short-term under these contracts are included in prepaid expenses and other current assets on the Company's consolidated balance sheets and totaled $0.5 million at March 31, 2002 and 2001. Loan amounts classified as long-term under these contracts are included in other assets on the Company's consolidated balance sheets and totaled $1.0 million and $0.6 million at March 31, 2002 and 2001, respectively.

     During fiscal year 2002, the Company recorded sales to ISA of approximately $5.0 million, purchases from ISA of approximately $0.6 million, interest income related to loans made to ISA of approximately $0.1 million and preference share dividends of $0.2 million. See Note 3.

NOTE 14 -- COMMITMENTS, CONTINGENCIES AND GUARANTEES

     The Company and its subsidiaries lease facilities and warehouse, office, transportation and other equipment under operating leases expiring in various years. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments at March 31, 2002 under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

2003........................................................  $ 8,127
2004........................................................    7,788
2005........................................................    5,739
2006........................................................    4,983
2007........................................................    4,189
Thereafter..................................................   10,983
                                                              -------
Total minimum lease payments................................   41,809
Less: sublease rentals......................................   (1,815)
                                                              -------
                                                              $39,994
                                                              =======

     During the second quarter of fiscal year 2002, the Company completed the sale and leaseback of certain Memphis distribution assets for total proceeds of $8 million. The Company's minimum future annual rental payments include payments to be made under the terms of the related lease.

     Total rental expense under operating leases approximated $7.6 million, $6.0 million and $8.8 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

     Although the Company carries products and accessories supplied by numerous vendors, the Company's net revenues from products manufactured by its ten largest suppliers were approximately 70%, 76% and 78% of total net revenues during fiscal years 2002, 2001 and 2000, respectively. The Company has entered into written distribution agreements with nearly all of its major suppliers. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms and are terminable by either party at any time, with or without cause. Additionally, many of the Company's suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of inventory, the Company receives rebates based on a percentage of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These include price protection plans under which the Company

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES receives credits if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow-moving inventory in exchange for other products.

     A significant portion of the Company's computer and office supplies operations is conducted in foreign countries, exposing the Company to risks such as changing regulatory requirements; legal uncertainty regarding foreign laws, tariffs and other trade barriers; political instability; potentially adverse tax consequences; foreign currency fluctuations; and cultural differences. Revenues from operations outside the United States totaled $408.3 million, $346.5 million and $279.7 million and operating contribution from operations outside the United States totaled $15.8 million, $13.1 million and $5.2 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position, results of operations or cash flows.

     In connection with the IPO of PFSweb, the Company has guaranteed or subleased to PFSweb certain operating lease obligations. The Company does not expect to make any payments under these guarantees or sublease agreements; however, if performance were required, the amounts listed below would be mitigated by terminations and/or subleases. The total minimum payments for the PFSweb operating leases which are guaranteed by the Company are as follows (in thousands):

2003........................................................  $ 5,484
2004........................................................    3,860
2005........................................................    2,649
2006........................................................    2,693
2007........................................................    2,516
Thereafter..................................................    1,319
                                                              -------
     Total..................................................  $18,521
                                                              =======

NOTE 15 -- EMPLOYEE SAVINGS PLAN

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of Company performance. For fiscal years 2002, 2001 and 2000, the Company matched 10% of employee contributions resulting in a charge against income of approximately $138,000, $143,000 and $91,000, respectively.

NOTE 16 -- SEGMENT DATA

     The Company currently operates in two reportable business segments -- computer and office supplies and professional tape products. Prior to the spin-off of PFSweb during July 2000, the Company also provided transaction management services to both traditional and electronic commerce companies. The Company's reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations. PFSweb segment revenue includes revenue earned for certain services provided to the computer and office supplies segment, which is eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1. No single customer accounted for more than 10% of the Company's annual net revenues for the fiscal years ended March 31, 2002, 2001 and 2000.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  COMPUTER AND OFFICE SUPPLIES

     The computer and office supplies segment distributes over 23,000 products, including such items as toner and inkjet cartridges, diskettes, data cartridges and other supplies for inkjet and laser printers, photocopiers and fax machines, as well as traditional office products. Computer and office supplies products are used in a broad range of computers and office automation products, including laser and inkjet printers, photocopiers, fax machines, data storage products and, increasingly, digital imaging applications. The Company markets and sells internationally known, name brand products from all major manufacturers such as Apple, Avery Denison, Brother, Canon, Epson, Fellowes, Hewlett-Packard, IBM, Imation, Lexmark, Maxell, Okidata, Panasonic, Quantum, Sanford, Sharp, Smead, Sony, Tektronix and Xerox. Customers include computer supply specialists, contract stationers, office products dealers and retailers, consumer-convenient channel retailers (including drug and grocery stores), other retailers and value added resellers (VARs), internet-based resellers and other independents who resell the products to end-users. During fiscal year 2002, the Company distributed computer and office supplies to more than 70,000 customer locations. This segment also includes VirtualDemand, the Company's wholly-owned subsidiary which provides database management, outbound telemarketing, inbound customer support and e-marketing on a fee basis to manufacturer and reseller partners. The Company expanded its computer and office supplies operations internationally into Canada in 1989, Mexico in 1994, Australia in 1996 and Argentina in 2000. Daisytek began distribution to Central and South America in 1996 from a Miami facility.

  PROFESSIONAL TAPE PRODUCTS

     The professional tape products segment, headquartered near Chicago, Illinois, distributes media products to the entertainment, broadcast, news, motion picture and multimedia industries throughout the United States. Daisytek began operating the professional tape products segment in 1998 and currently distributes more than 2,800 professional tape products. Customers include production and broadcast companies, advertising agencies, governmental agencies, cable television providers, educational institutions and healthcare providers, as well as other users of recordable media. Professional tape products include videotape, audiotape, motion picture film and data storage media. The Company's professional tape products are supplied by over 30 manufacturers, including Sony, Fuji, Maxell, Quantegy, Panasonic, EMTEC-BASF, TDK and Russ Bassett.

  PFSWEB

     The Company's former subsidiary PFSweb provided transaction management services to both traditional and e-commerce companies and sold products and services primarily in the United States, Canada and Europe. The Company completed the spin-off of PFSweb during July 2000, as discussed in Note 5.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     Separate financial data for each of the Company's operating segments is provided below (in thousands):

                                                       2002         2001        2000
                                                    ----------   ----------   --------
Net revenues:
  Computer and office supplies, excluding
     discontinued operations......................  $1,114,351   $  921,793   $869,458
  Professional tape products......................      70,679       81,790     93,723
  PFSweb..........................................          --       15,836     38,619
  Intersegment eliminations.......................          --       (7,289)   (14,594)
                                                    ----------   ----------   --------
  Consolidated....................................  $1,185,030   $1,012,130   $987,206
                                                    ==========   ==========   ========
Operating contribution:
  Computer and office supplies, excluding
     discontinued operations......................  $   30,949   $   26,593   $ 25,330
  Professional tape products......................       4,732        3,541      5,085
  PFSweb..........................................          --         (505)    (7,940)
  Intersegment eliminations.......................          --         (458)       (79)
                                                    ----------   ----------   --------
  Consolidated....................................  $   35,681   $   29,171   $ 22,396
                                                    ==========   ==========   ========
Identifiable assets:
  Computer and office supplies, excluding
     discontinued operations......................  $  374,199   $  247,377   $219,356
  Professional tape products......................      40,191       38,809     43,638
  PFSweb..........................................          --           --     64,840
  Intersegment eliminations.......................          --           --     (4,539)
  Assets of discontinued subsidiary...............          --       94,682     49,451
                                                    ----------   ----------   --------
  Consolidated....................................  $  414,390   $  380,868   $372,746
                                                    ==========   ==========   ========

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

     Certain amounts have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements, including restructuring and nonrecurring charges described in Note 8. Unallocated transition and other costs for fiscal year 2000 include certain repositioning and separation activities associated with the spin-off of PFSweb, bad debt allowance increases, costs related to the closing of Singapore and write-downs of inventory.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

     A reconciliation of segment operating contribution to consolidated income from operations follows (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Segment operating contribution..........................  $35,681   $29,171   $22,396
Restructuring and nonrecurring costs....................   (8,556)   (6,940)      381
Unallocated cost of revenues -- restructuring...........     (900)       --        --
Transition and other unallocated costs..................       --        --   (11,132)
                                                          -------   -------   -------
Consolidated income from operations.....................  $26,225   $22,231   $11,645
                                                          =======   =======   =======

  GEOGRAPHIC INFORMATION

     The Company's computer and office supplies segment has significant international operations. A summary of this segment by geographic region follows (in thousands):

                                                         2002        2001       2000
                                                      ----------   --------   --------
Net revenues -- computer and office supplies:
  United States.....................................  $  706,012   $575,275   $589,751
  Canada............................................     177,304    128,604    105,248
  Latin America, including Mexico...................     149,628    151,511    111,490
  Australia.........................................      81,407     66,124     54,656
  Other.............................................          --        279      8,313
                                                      ----------   --------   --------
                                                      $1,114,351   $921,793   $869,458
                                                      ==========   ========   ========
Long-lived assets -- computer and office supplies:
  United States.....................................  $   42,472   $ 28,734   $ 15,336
  Investment in ISA (European investment)...........      28,082         --         --
  Canada............................................       1,729        732        973
  Latin America, including Mexico...................       3,806      1,715      1,090
  Australia.........................................       4,484      1,910      2,528
  Other.............................................          --         --        118
                                                      ----------   --------   --------
                                                      $   80,573   $ 33,091   $ 20,045
                                                      ==========   ========   ========

NOTE 17 -- QUARTERLY DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for fiscal years 2002 and 2001 are as follows (dollars in thousands, except per share data). Quarterly data as previously presented in the Company's Form 10-Qs, as applicable, has been restated to reflect the operations of BSD as discontinued operations (see
Note 4). See Note 8 for information regarding certain restructuring and nonrecurring costs which affect the comparability of quarterly data.

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                         FISCAL YEAR 2002
                                             -----------------------------------------
                                             4TH QTR.   3RD QTR.   2ND QTR.   1ST QTR.
                                             --------   --------   --------   --------
                                                            (UNAUDITED)
Net revenues...............................  $323,971   $309,338   $278,769   $272,952
Gross profit...............................  $ 33,484   $ 30,938   $ 29,621   $ 31,448
  Gross profit margin......................      10.3%      10.0%      10.6%      11.5%
Restructuring and nonrecurring costs.......  $  2,087   $  2,044   $     --   $  4,425
Income from operations.....................  $  8,254   $  6,718   $  6,879   $  4,374
  Operating margin.........................       2.5%       2.2%       2.5%       1.6%
Income from continuing operations..........  $  3,877   $  3,116   $  3,209   $  1,736
  Percent of net revenues..................       1.2%       1.0%       1.2%       0.6%
Income (loss) from operations of
  discontinued subsidiary, net of tax......  $     --   $     --   $ (1,120)  $     35
Net income.................................  $  3,877   $  3,116   $  2,089   $  1,771
  Net margin...............................       1.2%       1.0%       0.7%       0.6%
Income from continuing operations per
  common share:
  Basic....................................  $   0.22   $   0.20   $   0.21   $   0.12
  Diluted..................................  $   0.20   $   0.18   $   0.19   $   0.11
Net income per common share:
  Basic....................................  $   0.22   $   0.20   $   0.13   $   0.12
  Diluted..................................  $   0.20   $   0.18   $   0.12   $   0.11

                                                         FISCAL YEAR 2001
                                             -----------------------------------------
                                             4TH QTR.   3RD QTR.   2ND QTR.   1ST QTR.
                                             --------   --------   --------   --------
                                                            (UNAUDITED)
Net revenues...............................  $264,066   $251,034   $242,305   $254,725
Gross profit...............................  $ 31,301   $ 28,372   $ 28,247   $ 29,444
  Gross profit margin......................      11.9%      11.3%      11.7%      11.6%
Restructuring and nonrecurring costs.......  $  1,909   $  2,843   $  1,555   $    633
Income from operations.....................  $  6,155   $  4,314   $  6,077   $  5,685
  Operating margin.........................       2.3%       1.7%       2.5%       2.2%
Income before minority interest............  $  3,006   $  2,004   $  3,193   $  2,787
  Percent of net revenues..................       1.1%       0.8%       1.3%       1.1%
Income from continuing operations..........  $  3,006   $  2,004   $  3,193   $  2,834
  Percent of net revenues..................       1.1%       0.8%       1.3%       1.1%
Income (loss) from operations of
  discontinued subsidiary, net of tax......  $    113   $    202   $    (72)  $    146
Net income.................................  $  3,119   $  2,206   $  3,121   $  2,980
  Net margin...............................       1.2%       0.9%       1.3%       1.2%
Income from continuing operations per
  common share:
  Basic....................................  $   0.21   $   0.13   $   0.19   $   0.16
  Diluted..................................  $   0.20   $   0.13   $   0.19   $   0.16
Net income per common share:
  Basic....................................  $   0.21   $   0.15   $   0.19   $   0.17
  Diluted..................................  $   0.21   $   0.15   $   0.19   $   0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information regarding Daisytek's change in accountants was disclosed in a Current Report on Form 8-K filed on December 22, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding our directors and executive officers is to be set forth in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is to be set forth in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     See Note 10 -- "Stock Plans -- Securities Authorized for Issuance Under Equity Compensation Plans" to the Consolidated Financial Statements included in
Item 8 of this Form 10-K for equity compensation plan information.

     The remaining information required by this item is to be set forth in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is to be set forth in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements.

     See Index to Consolidated Financial Statements on page 28 of this Form
10-K.

(a) 2.  Financial Statement Schedule.

     The following financial statement schedule and related reports of independent accountants are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements.

                                                              PAGE
                                                              ----
Report of Independent Auditors on Financial Statement
  Schedule..................................................   62
Report of Independent Public Accountants on Financial
  Statement Schedule........................................   63
Schedule II -- Valuation and Qualifying Accounts............   64

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(a) 3.  Exhibits.

     The exhibits to this Form 10-K are listed under Item 14(c) below.

(b) Reports on Form 8-K.

     Current Report on Form 8-K (Items 5 and 7), dated September 25, 2001 and filed January 7, 2002, to report historical financial statements for the fiscal years ended March 31, 2001, 2000 and 1999 with the operations of BSD, which was sold during September 2001, reclassified as discontinued operations.

     Current Report on Form 8-K (Items 5 and 7), dated February 12, 2002 and filed February 13, 2002, to announce Daisytek's earnings for the quarter and year ended March 31, 2002.

(c) Exhibits.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 3.1       --    Amended and Restated Certificate of Incorporation of
                 Daisytek International Corporation (incorporated by
                 reference from Registration Statement on Form S-8 (File No.
                 333-91384)).
 3.1.1     --    Certificate of Amendment of Amended and Restated Certificate
                 of Incorporation of Daisytek International Corporation
                 (incorporated by reference from Registration Statement on
                 Form S-8 (File No. 333-91384)).
 3.2       --    Amended and Restated By-laws of Daisytek International
                 Corporation, as amended (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-62840)).
 3.3       --    Certificate of Amendment of Amended and Restated Certificate
                 of Incorporation of Daisytek International Corporation
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended September 30, 1998 dated
                 November 16, 1998 (File No. 000-25400)).
 3.4       --    Amendment to Section 2.9 of the Amended and Restated Bylaws
                 of Daisytek International Corporation dated June 26, 2002
                 (incorporated by reference from Registration Statement on
                 Form S-8 (File No. 333-91384)).
 4.1       --    Rights Agreement, dated as of October 15, 1999, between
                 Daisytek International Corporation and ChaseMellon
                 Shareholder Services, LLC, which includes the Certificate of
                 Designations in respect of the Series A Preferred Stock as
                 Exhibit A, the form of Right Certificate as Exhibit B and
                 the Summary of Rights to Purchase Series A Preferred Stock
                 as Exhibit C. Pursuant to the Rights Agreement, Right
                 Certificates will not be mailed until after the Separation
                 Date (as defined therein) (incorporated by reference from
                 Current Report on Form 8-K dated October 15, 1999 (File No.
                 000-25400)).
 4.2       --    Securities Purchase Agreement dated December 19, 2001
                 (incorporated by reference from Registration Statement on
                 Form S-3 (File No. 333-75802)).
 4.3       --    Registration Rights Agreement dated December 19, 2001
                 (incorporated by reference from Registration Statement on
                 Form S-3 (File No. 333-75802)).
10.1       --    Director and Officer Loan Plan, dated November 9, 2000
                 (incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2001 dated June 27, 2001
                 (File No. 000-25400)).
10.2       --    Form of Loan Agreement in connection with the Director and
                 Officer Loan Plan (incorporated by reference from Annual
                 Report on Form 10-K for the Fiscal Year Ended March 31, 2001
                 dated June 27, 2001 (File No. 000-25400)).
10.3       --    1994 Stock Option Plan of Daisytek International Corporation
                 (incorporated by reference from Registration Statement on
                 Form S-1 (File No. 33-86926)).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.3.1     --    First Amendment to 1994 Stock Option Plan of Daisytek
                 International Corporation (incorporated by reference from
                 Quarterly Report on Form 10-Q for the Quarterly Period Ended
                 September 30, 2001, dated November 14, 2001 (File No.
                 000-25400)).
10.4(*)    --    Non-Employee Director Stock Option and Retainer Plan.
10.4.1     --    Daisytek International Corporation First Amendment to
                 Non-Employee Director Stock Option and Retainer Plan
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2001, dated
                 February 14, 2002 (File No. 000-25400)).
10.5       --    1998 Amended and Restated Stock Option Plan of Daisytek
                 International Corporation (incorporated by reference from
                 Quarterly Report on Form 10-Q for the Quarterly Period Ended
                 September 30, 1998 dated November 16, 1998 (File No.
                 000-25400)).
10.5.1     --    First Amendment to 1998 Amended and Restated Stock Option
                 Plan of Daisytek International Corporation (incorporated by reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended September 30, 2001, dated November
                 14, 2001 (File No. 000-25400)).
10.6       --    Daisytek International Corporation 1998 Employee Stock
                 Purchase Plan (incorporated by reference from Quarterly
                 Report on Form 10-Q for the Quarterly Period Ended Septem-
                 ber 30, 1998 dated November 16, 1998 (File No. 000-25400)).
10.6.1     --    First Amendment to Daisytek International Corporation 1998
                 Employee Stock Purchase Plan (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-73078)).
10.6.2     --    Second Amendment to Daisytek International Corporation 1998
                 Employee Stock Purchase Plan (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-73078)).
10.7       --    Lease Agreement between Enterprise Business Park D-2, L.P.
                 and Daisytek, Inc. dated May 3, 2000 (incorporated by
                 reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended June 30, 2000 dated August 14, 2000
                 (File No. 000-25400)).
10.8       --    Asset purchase agreement between BAP Acquisition Corp., and
                 B.A. Pargh Company, LLC dated May 3, 2000 (incorporated by reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended June 30, 2000 dated August 14, 2000
                 (File No. 000-25400)).
10.9       --    Tenth Amendment to Credit Agreement dated July 11, 2000
                 between Daisytek, Incorporated, as Borrower, Daisytek
                 International and Borrower's Subsidiaries, as Guarantors,
                 and Citizens Bank of Massachusetts, Bank One, IBM Credit
                 Corporation, and Chase Bank of Texas, N.A., as Lenders
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended September 30, 2000,
                 dated November 14, 2000 (File No. 000-25400)).
10.10      --    Eleventh Amendment to Credit Agreement dated August 17, 2000 between Daisytek, Incorporated, as Borrower, Daisytek
                 International and Borrower's Subsidiaries, as Guarantors,
                 and Citizens Bank of Massachusetts, Bank One, IBM Credit
                 Corporation, and Chase Manhattan Bank, as Lenders
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended September 30, 2000,
                 dated November 14, 2000 (File No. 000-25400)).
10.11      --    Credit Facility dated December 14, 2000 from Bank One
                 Canada, as Lender, to Daisytek Canada, as Borrower, and
                 Daisytek, Inc. and Daisytek International Corporation, as
                 Guarantors (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31,
                 2000, dated February 14, 2001 (File No. 000-25400)).
10.12      --    Guaranty by Daisytek, Inc. and Daisytek International
                 Corporation for the benefit of Bank One, NA under the Credit
                 Facility dated December 14, 2000 (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period
                 Ended December 31, 2000, dated February 14, 2001 (File No.
                 000-25400)).
10.13      --    Demand Note Agreement dated December 14, 2000, from Daisytek
                 Canada, as Borrower, for the benefit of Bank One Canada
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2000, dated
                 February 14, 2001 (File No. 000-25400)).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.14      --    Credit Agreement dated December 18, 2000, among Daisytek,
                 Incorporated, as Borrower, Daisytek International
                 Corporation, as Guarantor, with the banks listed therein as
                 Lenders, Bank One, N.A., as an LC Issuer and Bank One,
                 Texas, N.A., as Administrative Agent (incorporated by
                 reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended December 31, 2000, dated February 14,
                 2001 (File No. 000-25400)).
10.14.1    --    Amended and Restated Credit Agreement dated as of April 30,
                 2001 among Daisytek, Incorporated, as Borrower, the Lenders,
                 Bank One, Texas, NA, as Administrative Agent, Citizens Bank
                 of Massachusetts, as Syndication Agent, Bank of America,
                 N.A., as Documentation Agent, and Bank One, Texas, NA and
                 Bank One, NA, as LC Issuers (incorporated by reference from
                 Quarterly Report on Form 10-Q for the Quarterly Period Ended
                 December 31, 2001, dated February 14, 2002 (File No.
                 000-25400)).
10.14.2    --    Second Amendment to Credit Agreement among Daisytek,
                 Incorporated, as Borrower, the Lenders, Bank One, NA, as
                 Administrative Agent, Citizens Bank of Massachusetts, as
                 Syndication Agent, Bank of America, N.A., as Documentation
                 Agent, and Bank One, NA, as LC Issuers dated as of October
                 19, 2001 (incorporated by reference from Quarterly Report on
                 Form 10-Q for the Quarterly Period Ended December 31, 2001,
                 dated February 14, 2002 (File No. 000-25400)).
10.15      --    Parent Guaranty dated December 18, 2000 by Daisytek
                 International Corporation for the benefit of the Lenders and the LC Issuer under the Credit Agreement (incorporated by
                 reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended December 31, 2000, dated February 14,
                 2001 (File No. 000-25400)).
10.16      --    Subsidiary Guaranty dated December 18, 2000 by Certain
                 Subsidiaries of Daisytek International Corporation for the
                 benefit of the Lenders and the LC Issuer under the Credit
                 Agreement (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31,
                 2000, dated February 14, 2001 (File No. 000-25400)).
10.17      --    Pledge and Security Agreement dated December 18, 2000
                 between Daisytek, Incorporated and Steadi-Systems, Ltd., as
                 Co-Pledgors and Bank One, Texas, NA, as Administrative Agent
                 for the LC Issuer and the Lenders under the Credit Agreement
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2000, dated
                 February 14, 2001 (File No. 000-25400)).
10.18      --    Security Agreement dated December 18, 2000 by and among
                 Daisytek, Incorporated and its domestic subsidiaries a party thereto and Bank One, Texas, NA (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period
                 Ended December 31, 2000, dated February 14, 2001 (File No.
                 000-25400)).
10.19      --    Credit Agreement dated December 18, 2000 between Daisytek
                 Australia Pty Ltd., as Borrower, and Bank One, NA, as Lender
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2000, dated
                 February 14, 2001 (File No. 000-25400)).
10.20      --    Recommended Offer by Robert W. Baird Limited on behalf of
                 Daisytek UK Limited, a wholly-owned subsidiary of Daisytek
                 International Corporation, for ISA International plc
                 (incorporated by reference from Current Report on Form 8-K dated May 24, 2002 (File No. 000-25400)).
10.21(*)   --    Master Lease Agreement, dated September 16, 1999, between
                 Daisytek International Corporation, as Lessee, and General
                 Electric Capital Corporation, as Lessor.
10.22(*)   --    Lease Agreement, dated March 15, 2002, between Selkirk
                 Ventures, LLC, as landlord, and Daisytek, Incorporated, as tenant, relating to the property located at 158 West Yard
                 Road, Bethlehem, New York.
10.23(*)   --    Industrial Lease Agreement between New York Life Insurance
                 Company, as landlord, and Daisytek Incorporated, as tenant, dated March 31, 1999.
10.24(*)   --    Letter Agreement, dated December 13, 2001, between Daisytek
                 Australia Pty Limited, as the Borrower, and Bank One, NA, as
                 the Lender amending that certain Credit Agreement dated
                 December 18, 2000.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.25(*)   --    Standard Industrial Lease, dated March 25, 2002, between
                 Tejon Dermody Industrial LLC, as landlord, and Daisytek,
                 Incorporated, as tenant, relating to the property located at
                 4049 Industrial Parkway, Wheeler Ridge, California.
10.26(*)   --    Guaranty, dated March 25, 2002, by Daisytek International
                 Corporation for the benefit of Tejon Dermody Industrial LLC, as landlord under that certain Standard Industrial Lease,
                 dated March 25, 2002, by and between Daisytek, Incorporated and Tejon Dermody Industrial LLC relating to the property
                 located at 4049 Industrial Parkway, Wheeler Ridge,
                 California.
10.27(*)   --    Credit Agreement dated April 24, 2002, among Daisytek,
                 Incorporated, Arlington Industries, Inc., B.A. Pargh
                 Company, Daisytek Latin America, Inc., Digital Storage,
                 Inc., Tapebargains.Com. Inc., the Tape Company and Virtual
                 Demand, Inc. as borrowers; Daisytek International
                 Corporation as guarantor; Bank of America, National
                 Association and each of the other lenders party thereto, as lenders; and Bank of America, National Association, as the agent.
10.28(*)   --    Security Agreement dated as of April 24, 2002 from Daisytek
                 International Corporation for the benefit of Bank of
                 America, National Association, as agent, under the Credit
                 Agreement dated as of April 24, 2002.
10.29(*)   --    Security Agreement dated as of April 24, 2002 from Daisytek,
                 Incorporated, Arlington Industries, Inc., B.A. Pargh
                 Company, Daisytek Latin America, Inc., Digital Storage,
                 Inc., Tapebargains.Com. Inc., the Tape Company and Virtual
                 Demand, Inc. for the benefit of Bank of America, National
                 Association, as agent, under the Credit Agreement dated as of April 24, 2002.
10.30(*)   --    Guaranty by Daisytek International Corporation for the
                 benefit of Bank of America, National Association, as agent, under the Credit Agreement dated as of April 24, 2002.
10.31(*)   --    Guaranty by Daisytek, Incorporated, Arlington Industries,
                 Inc., B.A. Pargh Company, Daisytek Latin America, Inc.,
                 Digital Storage, Inc., Tapebargains.Com. Inc., the Tape
                 Company and Virtual Demand, Inc. for the benefit of Bank of
                 America, National Association, as agent, under the Credit
                 Agreement dated as of April 24, 2002.
10.32(*)   --    First Amendment to April 2002 Credit Agreement dated as of
                 May 31, 2002 among Daisytek, Incorporated, Arlington
                 Industries, Inc., B.A. Pargh Company, Daisytek Latin
                 America, Inc., Digital Storage, Inc., Tapebargains.Com.
                 Inc., the Tape Company and Virtual Demand, Inc. as
                 borrowers; Daisytek International Corporation as guarantor;
                 Bank of America, National Association and each of the other lenders party thereto, as lenders; and Bank of America,
                 National Association, as the agent.
10.33(*)   --    Second Amendment to April 2002 Credit Agreement dated as of
                 June 21, 2002 among Daisytek, Incorporated, Arlington
                 Industries, Inc., B.A. Pargh Company, Daisytek Latin
                 America, Inc., Digital Storage, Inc., Tapebargains.Com.
                 Inc., the Tape Company and Virtual Demand, Inc. as
                 borrowers; Daisytek International Corporation as guarantor;
                 Bank of America, National Association and each of the other lenders party thereto, as lenders; and Bank of America,
                 National Association, as the agent
10.34(*)   --    Subscription and Shareholders' Agreement dated August 9,
                 2001 between ISA, Daisytek International Corporation, David
                 Heap and Chisa LLC.
10.35(*)   --    Warrant constituted by Deed Poll issued by ISA dated
                 September 3, 2001.
10.36(*)   --    Loan facility with effective date of October 12, 2001
                 between Daisytek UK and ISA.
10.37(*)   --    Commitment Letter dated February 27, 2001, between The Bank of Nova Scotia and Daisytek (Canada), Inc.
10.38(*)   --    Commitment Letter dated March 15, 2001, between The
                 Toronto-Dominion Bank and Daisytek (Canada), Inc.
10.39(*)   --    Commitment Letter, dated October 2, 2001, between the Bank of Nova Scotia and Daisytek (Canada), Inc.
10.40(*)   --    Letter Agreement, dated October 12, 2001, between the
                 Toronto-Dominion Bank and Daisytek (Canada), Inc. amending that certain Commitment Letter dated March 15, 2001.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.41(*)   --    Letter Agreement, dated March 25, 2002, between The
                 Toronto-Dominion Bank and Daisytek (Canada), Inc. amending that certain Commitment Letter dated March 15, 2001.
10.42(*)   --    Commitment Letter, dated April 3, 2002, between the Bank of
                 Nova Scotia and Daisytek (Canada), Inc.
10.43      --    Form of Daisytek International Corporation Non-Qualified
                 Stock Option Agreement (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-91384)).
21(*)      --    Subsidiaries of the Registrant.
23.1(*)    --    Consent of Ernst & Young LLP.

---------------

(*) Filed herewith.

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of Daisytek International Corporation:

     We have audited the consolidated financial statements of Daisytek International Corporation and subsidiaries as of March 31, 2002 and 2001 and for the fiscal years then ended and have issued our report thereon dated May 6, 2002, except as to paragraphs 1 and 3 of Note 3, as to which the date is May 23, 2002. Our audit also included the financial statement schedule included in Item 14(a)(2) for the fiscal years ended March 31, 2002 and 2001. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

ERNST & YOUNG LLP

Dallas, Texas
May 6, 2002

THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Daisytek International Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Daisytek International Corporation (a Delaware corporation) and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended March 31, 2000 included in this report on Form 10-K and have issued our report thereon dated May 4, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements as of March 31, 2000 and for the year then ended taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2000

                                                                     SCHEDULE II

              DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2002

                                                             ADDITIONS
                                                      ------------------------
                                                                    ADDITIONS
                                         BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                         BEGINNING    COSTS AND       OTHER                     END OF
                                         OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS     PERIOD
                                         ----------   ----------   -----------   ----------   ----------
                                                                 (IN THOUSANDS)
Fiscal Year Ended March 31, 2002:
  Allowance for doubtful accounts......    $4,979       4,566          242         (5,749)      $4,038
Fiscal Year Ended March 31, 2001:
  Allowance for doubtful accounts......    $5,784       3,360          554         (4,719)      $4,979
  Income tax valuation allowance.......    $  915          --           --           (915)      $   --
Fiscal Year Ended March 31, 2000:
  Allowance for doubtful accounts......    $2,857       7,670           --         (4,743)      $5,784
  Income tax valuation allowance.......    $  108         915           --           (108)      $  915

---------------

(1) Additions charged to other accounts are related to business acquisitions in fiscal years 2002 and 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DAISYTEK INTERNATIONAL CORPORATION

                                   By:          /s/ RALPH MITCHELL
                                     -------------------------------------------
                                                   Ralph Mitchell
                                             Chief Financial Officer and
                                         Executive Vice President -- Finance

June 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                        DATE
              ---------                                 -----                        ----
         /s/ JAMES R. POWELL            Chief Executive and Operating Officer,   June 28, 2002
--------------------------------------   President and acting Chairman of the
           James R. Powell               Board (principal executive officer)

          /s/ RALPH MITCHELL            Chief Financial Officer and Executive    June 28, 2002
--------------------------------------   Vice President -- Finance (principal
            Ralph Mitchell                financial and accounting officer)

          /s/ DALE A. BOOTH                            Director                  June 28, 2002
--------------------------------------
            Dale A. Booth

       /s/ NICHOLAS A. GIORDANO                        Director                  June 28, 2002
--------------------------------------
         Nicholas A. Giordano

          /s/ DANIEL T. OWEN                           Director                  June 28, 2002
--------------------------------------
            Daniel T. Owen

       /s/ PETER P. J. VIKANIS                         Director                  June 28, 2002
--------------------------------------
         Peter P. J. Vikanis

       /s/ JOHN D. KEARNEY, SR.                        Director                  June 28, 2002
--------------------------------------
         John D. Kearney, Sr.

          /s/ PETER D. WHARF                           Director                  June 28, 2002
--------------------------------------
            Peter D. Wharf

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 3.1       --    Amended and Restated Certificate of Incorporation of
                 Daisytek International Corporation (incorporated by
                 reference from Registration Statement on Form S-8 (File No.
                 333-91384)).
 3.1.1     --    Certificate of Amendment of Amended and Restated Certificate
                 of Incorporation of Daisytek International Corporation
                 (incorporated by reference from Registration Statement on
                 Form S-8 (File No. 333-91384)).
 3.2       --    Amended and Restated By-laws of Daisytek International
                 Corporation, as amended (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-62840)).
 3.3       --    Certificate of Amendment of Amended and Restated Certificate
                 of Incorporation of Daisytek International Corporation
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended September 30, 1998 dated
                 November 16, 1998 (File No. 000-25400)).
 3.4       --    Amendment to Section 2.9 of the Amended and Restated Bylaws
                 of Daisytek International Corporation dated June 26, 2002
                 (incorporated by reference from Registration Statement on
                 Form S-8 (File No. 333-91384)).
 4.1       --    Rights Agreement, dated as of October 15, 1999, between
                 Daisytek International Corporation and ChaseMellon
                 Shareholder Services, LLC, which includes the Certificate of
                 Designations in respect of the Series A Preferred Stock as
                 Exhibit A, the form of Right Certificate as Exhibit B and
                 the Summary of Rights to Purchase Series A Preferred Stock
                 as Exhibit C. Pursuant to the Rights Agreement, Right
                 Certificates will not be mailed until after the Separation
                 Date (as defined therein) (incorporated by reference from
                 Current Report on Form 8-K dated October 15, 1999 (File No.
                 000-25400)).
 4.2       --    Securities Purchase Agreement dated December 19, 2001
                 (incorporated by reference from Registration Statement on
                 Form S-3 (File No. 333-75802)).
 4.3       --    Registration Rights Agreement dated December 19, 2001
                 (incorporated by reference from Registration Statement on
                 Form S-3 (File No. 333-75802)).
10.1       --    Director and Officer Loan Plan, dated November 9, 2000
                 (incorporated by reference from Annual Report on Form 10-K for the Fiscal Year Ended March 31, 2001 dated June 27, 2001
                 (File No. 000-25400)).
10.2       --    Form of Loan Agreement in connection with the Director and
                 Officer Loan Plan (incorporated by reference from Annual
                 Report on Form 10-K for the Fiscal Year Ended March 31, 2001
                 dated June 27, 2001 (File No. 000-25400)).
10.3       --    1994 Stock Option Plan of Daisytek International Corporation
                 (incorporated by reference from Registration Statement on
                 Form S-1 (File No. 33-86926)).
10.3.1     --    First Amendment to 1994 Stock Option Plan of Daisytek
                 International Corporation (incorporated by reference from
                 Quarterly Report on Form 10-Q for the Quarterly Period Ended
                 September 30, 2001, dated November 14, 2001 (File No.
                 000-25400)).
10.4(*)    --    Non-Employee Director Stock Option and Retainer Plan.
10.4.1     --    Daisytek International Corporation First Amendment to
                 Non-Employee Director Stock Option and Retainer Plan
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2001, dated
                 February 14, 2002 (File No. 000-25400)).
10.5       --    1998 Amended and Restated Stock Option Plan of Daisytek
                 International Corporation (incorporated by reference from
                 Quarterly Report on Form 10-Q for the Quarterly Period Ended
                 September 30, 1998 dated November 16, 1998 (File No.
                 000-25400)).
10.5.1     --    First Amendment to 1998 Amended and Restated Stock Option
                 Plan of Daisytek International Corporation (incorporated by reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended September 30, 2001, dated November
                 14, 2001 (File No. 000-25400)).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.6       --    Daisytek International Corporation 1998 Employee Stock
                 Purchase Plan (incorporated by reference from Quarterly
                 Report on Form 10-Q for the Quarterly Period Ended Septem-
                 ber 30, 1998 dated November 16, 1998 (File No. 000-25400)).
10.6.1     --    First Amendment to Daisytek International Corporation 1998
                 Employee Stock Purchase Plan (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-73078)).
10.6.2     --    Second Amendment to Daisytek International Corporation 1998
                 Employee Stock Purchase Plan (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-73078)).
10.7       --    Lease Agreement between Enterprise Business Park D-2, L.P.
                 and Daisytek, Inc. dated May 3, 2000 (incorporated by
                 reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended June 30, 2000 dated August 14, 2000
                 (File No. 000-25400)).
10.8       --    Asset purchase agreement between BAP Acquisition Corp., and
                 B.A. Pargh Company, LLC dated May 3, 2000 (incorporated by reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended June 30, 2000 dated August 14, 2000
                 (File No. 000-25400)).
10.9       --    Tenth Amendment to Credit Agreement dated July 11, 2000
                 between Daisytek, Incorporated, as Borrower, Daisytek
                 International and Borrower's Subsidiaries, as Guarantors,
                 and Citizens Bank of Massachusetts, Bank One, IBM Credit
                 Corporation, and Chase Bank of Texas, N.A., as Lenders
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended September 30, 2000,
                 dated November 14, 2000 (File No. 000-25400)).
10.10      --    Eleventh Amendment to Credit Agreement dated August 17, 2000 between Daisytek, Incorporated, as Borrower, Daisytek
                 International and Borrower's Subsidiaries, as Guarantors,
                 and Citizens Bank of Massachusetts, Bank One, IBM Credit
                 Corporation, and Chase Manhattan Bank, as Lenders
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended September 30, 2000,
                 dated November 14, 2000 (File No. 000-25400)).
10.11      --    Credit Facility dated December 14, 2000 from Bank One
                 Canada, as Lender, to Daisytek Canada, as Borrower, and
                 Daisytek, Inc. and Daisytek International Corporation, as
                 Guarantors (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31,
                 2000, dated February 14, 2001 (File No. 000-25400)).
10.12      --    Guaranty by Daisytek, Inc. and Daisytek International
                 Corporation for the benefit of Bank One, NA under the Credit
                 Facility dated December 14, 2000 (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period
                 Ended December 31, 2000, dated February 14, 2001 (File No.
                 000-25400)).
10.13      --    Demand Note Agreement dated December 14, 2000, from Daisytek
                 Canada, as Borrower, for the benefit of Bank One Canada
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2000, dated
                 February 14, 2001 (File No. 000-25400)).
10.14      --    Credit Agreement dated December 18, 2000, among Daisytek,
                 Incorporated, as Borrower, Daisytek International
                 Corporation, as Guarantor, with the banks listed therein as
                 Lenders, Bank One, N.A., as an LC Issuer and Bank One,
                 Texas, N.A., as Administrative Agent (incorporated by
                 reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended December 31, 2000, dated February 14,
                 2001 (File No. 000-25400)).
10.14.1    --    Amended and Restated Credit Agreement dated as of April 30,
                 2001 among Daisytek, Incorporated, as Borrower, the Lenders,
                 Bank One, Texas, NA, as Administrative Agent, Citizens Bank
                 of Massachusetts, as Syndication Agent, Bank of America,
                 N.A., as Documentation Agent, and Bank One, Texas, NA and
                 Bank One, NA, as LC Issuers (incorporated by reference from
                 Quarterly Report on Form 10-Q for the Quarterly Period Ended
                 December 31, 2001, dated February 14, 2002 (File No.
                 000-25400)).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.14.2    --    Second Amendment to Credit Agreement among Daisytek,
                 Incorporated, as Borrower, the Lenders, Bank One, NA, as
                 Administrative Agent, Citizens Bank of Massachusetts, as
                 Syndication Agent, Bank of America, N.A., as Documentation
                 Agent, and Bank One, NA, as LC Issuers dated as of October
                 19, 2001 (incorporated by reference from Quarterly Report on
                 Form 10-Q for the Quarterly Period Ended December 31, 2001,
                 dated February 14, 2002 (File No. 000-25400)).
10.15      --    Parent Guaranty dated December 18, 2000 by Daisytek
                 International Corporation for the benefit of the Lenders and the LC Issuer under the Credit Agreement (incorporated by
                 reference from Quarterly Report on Form 10-Q for the
                 Quarterly Period Ended December 31, 2000, dated February 14,
                 2001 (File No. 000-25400)).
10.16      --    Subsidiary Guaranty dated December 18, 2000 by Certain
                 Subsidiaries of Daisytek International Corporation for the
                 benefit of the Lenders and the LC Issuer under the Credit
                 Agreement (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31,
                 2000, dated February 14, 2001 (File No. 000-25400)).
10.17      --    Pledge and Security Agreement dated December 18, 2000
                 between Daisytek, Incorporated and Steadi-Systems, Ltd., as
                 Co-Pledgors and Bank One, Texas, NA, as Administrative Agent
                 for the LC Issuer and the Lenders under the Credit Agreement
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2000, dated
                 February 14, 2001 (File No. 000-25400)).
10.18      --    Security Agreement dated December 18, 2000 by and among
                 Daisytek, Incorporated and its domestic subsidiaries a party thereto and Bank One, Texas, NA (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period
                 Ended December 31, 2000, dated February 14, 2001 (File No.
                 000-25400)).
10.19      --    Credit Agreement dated December 18, 2000 between Daisytek
                 Australia Pty Ltd., as Borrower, and Bank One, NA, as Lender
                 (incorporated by reference from Quarterly Report on Form
                 10-Q for the Quarterly Period Ended December 31, 2000, dated
                 February 14, 2001 (File No. 000-25400)).
10.20      --    Recommended Offer by Robert W. Baird Limited on behalf of
                 Daisytek UK Limited, a wholly-owned subsidiary of Daisytek
                 International Corporation, for ISA International plc
                 (incorporated by reference from Current Report on Form 8-K dated May 24, 2002 (File No. 000-25400)).
10.21(*)   --    Master Lease Agreement, dated September 16, 1999, between
                 Daisytek International Corporation, as Lessee, and General
                 Electric Capital Corporation, as Lessor.
10.22(*)   --    Lease Agreement, dated March 15, 2002, between Selkirk
                 Ventures, LLC, as landlord, and Daisytek, Incorporated, as tenant, relating to the property located at 158 West Yard
                 Road, Bethlehem, New York.
10.23(*)   --    Industrial Lease Agreement between New York Life Insurance
                 Company, as landlord, and Daisytek Incorporated, as tenant, dated March 31, 1999.
10.24(*)   --    Letter Agreement, dated December 13, 2001, between Daisytek
                 Australia Pty Limited, as the Borrower, and Bank One, NA, as
                 the Lender amending that certain Credit Agreement dated
                 December 18, 2000.
10.25(*)   --    Standard Industrial Lease, dated March 25, 2002, between
                 Tejon Dermody Industrial LLC, as landlord, and Daisytek,
                 Incorporated, as tenant, relating to the property located at
                 4049 Industrial Parkway, Wheeler Ridge, California.
10.26(*)   --    Guaranty, dated March 25, 2002, by Daisytek International
                 Corporation for the benefit of Tejon Dermody Industrial LLC, as landlord under that certain Standard Industrial Lease,
                 dated March 25, 2002, by and between Daisytek, Incorporated and Tejon Dermody Industrial LLC relating to the property
                 located at 4049 Industrial Parkway, Wheeler Ridge,
                 California.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.27(*)   --    Credit Agreement dated April 24, 2002, among Daisytek,
                 Incorporated, Arlington Industries, Inc., B.A. Pargh
                 Company, Daisytek Latin America, Inc., Digital Storage,
                 Inc., Tapebargains.Com. Inc., the Tape Company and Virtual
                 Demand, Inc. as borrowers; Daisytek International
                 Corporation as guarantor; Bank of America, National
                 Association and each of the other lenders party thereto, as lenders; and Bank of America, National Association, as the agent.
10.28(*)   --    Security Agreement dated as of April 24, 2002 from Daisytek
                 International Corporation for the benefit of Bank of
                 America, National Association, as agent, under the Credit
                 Agreement dated as of April 24, 2002.
10.29(*)   --    Security Agreement dated as of April 24, 2002 from Daisytek,
                 Incorporated, Arlington Industries, Inc., B.A. Pargh
                 Company, Daisytek Latin America, Inc., Digital Storage,
                 Inc., Tapebargains.Com. Inc., the Tape Company and Virtual
                 Demand, Inc. for the benefit of Bank of America, National
                 Association, as agent, under the Credit Agreement dated as of April 24, 2002.
10.30(*)   --    Guaranty by Daisytek International Corporation for the
                 benefit of Bank of America, National Association, as agent, under the Credit Agreement dated as of April 24, 2002.
10.31(*)   --    Guaranty by Daisytek, Incorporated, Arlington Industries,
                 Inc., B.A. Pargh Company, Daisytek Latin America, Inc.,
                 Digital Storage, Inc., Tapebargains.Com. Inc., the Tape
                 Company and Virtual Demand, Inc. for the benefit of Bank of
                 America, National Association, as agent, under the Credit
                 Agreement dated as of April 24, 2002.
10.32(*)   --    First Amendment to April 2002 Credit Agreement dated as of
                 May 31, 2002 among Daisytek, Incorporated, Arlington
                 Industries, Inc., B.A. Pargh Company, Daisytek Latin
                 America, Inc., Digital Storage, Inc., Tapebargains.Com.
                 Inc., the Tape Company and Virtual Demand, Inc. as
                 borrowers; Daisytek International Corporation as guarantor;
                 Bank of America, National Association and each of the other lenders party thereto, as lenders; and Bank of America,
                 National Association, as the agent.
10.33(*)   --    Second Amendment to April 2002 Credit Agreement dated as of
                 June 21, 2002 among Daisytek, Incorporated, Arlington
                 Industries, Inc., B.A. Pargh Company, Daisytek Latin
                 America, Inc., Digital Storage, Inc., Tapebargains.Com.
                 Inc., the Tape Company and Virtual Demand, Inc. as
                 borrowers; Daisytek International Corporation as guarantor;
                 Bank of America, National Association and each of the other lenders party thereto, as lenders; and Bank of America,
                 National Association, as the agent
10.34(*)   --    Subscription and Shareholders' Agreement dated August 9,
                 2001 between ISA, Daisytek International Corporation, David
                 Heap and Chisa LLC.
10.35(*)   --    Warrant constituted by Deed Poll issued by ISA dated
                 September 3, 2001.
10.36(*)   --    Loan facility with effective date of October 12, 2001
                 between Daisytek UK and ISA.
10.37(*)   --    Commitment Letter dated February 27, 2001, between The Bank of Nova Scotia and Daisytek (Canada), Inc.
10.38(*)   --    Commitment Letter dated March 15, 2001, between The
                 Toronto-Dominion Bank and Daisytek (Canada), Inc.
10.39(*)   --    Commitment Letter, dated October 2, 2001, between the Bank of Nova Scotia and Daisytek (Canada), Inc.
10.40(*)   --    Letter Agreement, dated October 12, 2001, between the
                 Toronto-Dominion Bank and Daisytek (Canada), Inc. amending that certain Commitment Letter dated March 15, 2001.
10.41(*)   --    Letter Agreement, dated March 25, 2002, between The
                 Toronto-Dominion Bank and Daisytek (Canada), Inc. amending that certain Commitment Letter dated March 15, 2001.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
10.42(*)   --    Commitment Letter, dated April 3, 2002, between the Bank of
                 Nova Scotia and Daisytek (Canada), Inc.
10.43      --    Form of Daisytek International Corporation Non-Qualified
                 Stock Option Agreement (incorporated by reference from
                 Registration Statement on Form S-8 (File No. 333-91384)).
21(*)      --    Subsidiaries of the Registrant.
23.1(*)    --    Consent of Ernst & Young LLP.

---------------

(*) Filed herewith.