Form 10-Q
period 2002-06-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2002-08-14
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission File Number 0-25400


                       DAISYTEK INTERNATIONAL CORPORATION
                       ----------------------------------
          (Exact name of registrant as specified in its charter)


        DELAWARE                                          75-2421746
-----------------------------                    ------------------------------
 (State of Incorporation)                          (I.R.S. Employer I.D. No.)

1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TEXAS        75013
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:         (972) 881-4700
                                                     --------------------------


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

At August 9, 2002 there were 18,394,262 shares of the registrant's common stock outstanding, excluding 1,773,905 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION                                               PAGE NUMBER
                                                                                -----------
   Item 1.   Financial Statements:
             Condensed Consolidated Balance Sheets (unaudited)..................     3
             Condensed Consolidated Statements of Operations (unaudited) .......     4
             Condensed Consolidated Statements of Cash Flows (unaudited)........     5
             Notes to Condensed Consolidated Financial Statements (unaudited)...     6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ......................................    11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........    14


PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..................................................    15

   Item 6.   Exhibits and Reports on Form 8-K ..................................    15


SIGNATURES......................................................................    16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,     MARCH 31,
                                                                                     2002         2002
                                                                                   ---------    ---------
                                                                                  (unaudited)
                                                ASSETS

Current assets:
  Cash and cash equivalents ....................................................   $  10,559    $   4,147
  Accounts receivable, net of allowance for doubtful accounts of
      $4,413 and $4,038 at June 30, 2002 and March 31, 2002, respectively ......     255,734      175,921
  Inventories, net .............................................................     161,802      115,377
  Prepaid expenses and other current assets ....................................      23,273       13,259
                                                                                   ---------    ---------
         Total current assets ..................................................     451,368      308,704
                                                                                   ---------    ---------
Property and equipment, at cost:
  Furniture, fixtures and equipment ............................................      48,023       38,176
  Leasehold improvements .......................................................       4,827        3,875
                                                                                   ---------    ---------
                                                                                      52,850       42,051
  Less accumulated depreciation and amortization ...............................     (23,137)     (21,245)
                                                                                   ---------    ---------
         Net property and equipment ............................................      29,713       20,806
Investment in ISA ..............................................................          --       28,082
Other assets ...................................................................      10,321        1,928
Goodwill, net ..................................................................      82,487       54,870
                                                                                   ---------    ---------
         Total assets ..........................................................   $ 573,889    $ 414,390
                                                                                   =========    =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ............................................   $  63,756    $   7,069
  Trade accounts payable .......................................................     144,641       84,718
  Accrued expenses and other current liabilities ...............................      14,013       13,575
                                                                                   ---------    ---------
         Total current liabilities .............................................     222,410      105,362
                                                                                   ---------    ---------

Long-term debt, less current portion ...........................................     149,741      111,343
Other liabilities ..............................................................       2,446        1,665
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and
   outstanding .................................................................          --           --
  Common stock, $0.01 par value; 30,000,000 shares authorized; 19,952,838 shares
   issued at June 30, 2002 and 19,684,711 shares issued at March 31, 2002 ......         200          197
  Additional paid-in capital ...................................................     120,918      117,946
  Retained earnings ............................................................     105,510      103,268
  Accumulated other comprehensive loss .........................................     (15,644)     (13,699)
  Treasury stock at cost, 1,773,905 at June 30, 2002 and March 31, 2002 ........     (11,692)     (11,692)
                                                                                   ---------    ---------
         Total shareholders' equity ............................................     199,292      196,020
                                                                                   ---------    ---------
         Total liabilities and shareholders' equity ............................   $ 573,889    $ 414,390
                                                                                   =========    =========



   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                        -------------------
                                                                          2002      2001
                                                                        --------   --------
Net revenues ........................................................   $402,496   $272,952
Cost of revenues ....................................................    363,807    241,504
                                                                        --------   --------
        Gross profit ................................................     38,689     31,448
Selling, general and administrative expenses ........................     29,974     21,394
Depreciation and amortization .......................................      1,970      1,255
Restructuring and nonrecurring costs ................................      2,153      4,425
                                                                        --------   --------
        Income from operations ......................................      4,592      4,374
Interest expense, net ...............................................      2,928      1,554
                                                                        --------   --------
        Income from continuing operations before income taxes .......      1,664      2,820
Provision for income taxes ..........................................        267      1,084
                                                                        --------   --------
        Income from continuing operations before equity in net income
      of affiliate and minority interest ............................      1,397      1,736
Equity in net income of affiliate and minority interest .............        845         --
                                                                        --------   --------
        Income from continuing operations ...........................      2,242      1,736
Discontinued operations
        Income from operations of discontinued subsidiary, net of tax         --         35
                                                                        --------   --------
        Net income ..................................................   $  2,242   $  1,771
                                                                        ========   ========

Net income per common share:
  Basic
       Income from continuing operations ............................   $   0.12   $   0.12
       Income from operations of discontinued subsidiary, net of tax          --         --
                                                                        --------   --------
       Net income ...................................................   $   0.12   $   0.12
                                                                        ========   ========
  Diluted
       Income from continuing operations ............................   $   0.12   $   0.11
       Income from operations of discontinued subsidiary, net of tax          --         --
                                                                        --------   --------
       Net income ...................................................   $   0.12   $   0.11
                                                                        ========   ========

Weighted average common and common share equivalents outstanding:
       Basic ........................................................     17,990     14,729
       Diluted ......................................................     19,415     15,995








   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                    THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                   --------------------
                                                                     2002        2001
                                                                   --------    --------
Net cash used in operating activities from continuing operations   $(19,416)   $(11,460)

Cash flows from investing activities:
    Purchases of property and equipment ........................       (808)     (1,588)
    Acquisition of Memphis distribution assets .................         --     (10,700)
    Acquisitions of businesses, net of cash acquired ...........     (8,124)    (14,256)
    Increase in note receivable and other assets ...............        (95)         (4)
                                                                   --------    --------
                Net cash used in investing activities ..........     (9,027)    (26,548)
                                                                   --------    --------

Cash flows from financing activities:
    Proceeds from lines of credit, net .........................     34,693      30,920
    Net proceeds from exercise of stock options and issuance
      of common stock ..........................................        954       7,370
                                                                   --------    --------
                Net cash provided by financing activities ......     35,647      38,290
Effect of exchange rates on cash and cash equivalents ..........       (792)        155
                                                                   --------    --------
Net increase in cash and cash equivalents ......................      6,412         437
Cash and cash equivalents, beginning of period .................      4,147       1,971
                                                                   --------    --------
Cash and cash equivalents, end of period .......................   $ 10,559    $  2,408
                                                                   ========    ========

Net cash provided by operating activities from discontinued
   operations ..................................................   $     --    $  4,271

Activities not affecting cash:
  Property and equipment acquired under capital leases .........   $  3,422    $  3,088







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

    These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Daisytek International Corporation ("Daisytek" or the "Company") Annual Report on Form 10-K for the year ended March 31, 2002. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The income from operations of discontinued subsidiary for the three months ended June 30, 2001 is presented net of a tax expense of approximately $20,000 and includes net revenues of approximately $51.4 million.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary; amends SFAS No. 13 with respect to sales-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on the Company's reported results of operations or financial position. Approximately $0.2 million of debt termination costs that would have been classified as extraordinary under the provisions of SFAS No. 4 are included in restructuring and nonrecurring costs for the quarter ended June 30, 2002.

NOTE 3 -- ACQUISITION OF ISA

     On May 23, 2002, the Company mailed a recommended offer to shareholders of ISA International plc ("ISA"), a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd. ("Kingfield Heath"), a U.K.-based wholesaler of office products. During the first quarter of fiscal 2003, Daisytek received acceptances from ISA shareholders totaling more than 90% of ISA ordinary shares and, on August 8, 2002, the Company exercised its rights under U.K. law to pursue compulsory acquisition of the remainder of the ISA ordinary shares. The Company expects to complete the acquisition of the remainder of the ISA shares during August 2002.

     During September 2001, Daisytek invested 8.0 million British pounds, or approximately $11.4 million, in preference shares of ISA convertible into 50% plus one share of ISA at Daisytek's option at any time over a period of five years. The preference shares earned a quarterly variable rate cumulative preferential dividend. ISA did not pay the preference dividend due to Daisytek on April 1, 2002. Failure to pay a preference dividend for more than 14 days after its due date constitutes an event of default under ISA's articles of association, unless waived by Daisytek. Daisytek had agreed to waive the outstanding payment, but this agreement to waive expired on May 6, 2002. As a result of this event of default, as of May 7, 2002, Daisytek was entitled to vote its preference shares on an as-converted basis (50% plus one share), entitling Daisytek to majority voting control and allowing the Company to appoint to the board of ISA a number of directors equivalent to 50%. Accordingly, the Company began using consolidation accounting for the investment in ISA effective May 7, 2002.

     The aggregate purchase price of and investment in ISA is approximately $38.2 million, including cash purchases of ISA shares of approximately $4.7 million, the issuance of approximately 140,000 unregistered Daisytek common shares valued at approximately $1.9 million (based on the average Daisytek share value upon mailing of the recommended offer) in exchange for ISA shares, Daisytek's prior investment in ISA preference shares of approximately $11.4 million, funds previously advanced by Daisytek to ISA of approximately $16.7 million and transactions costs of $3.5 million. The acquisition of ISA provides the Company with access to ISA's pan-European reach and local knowledge and resulted in the recognition of approximately $26.4 million of goodwill.

     The following table summarizes the estimated fair value of ISA's assets acquired and liabilities assumed at the date of merger. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities.

       (in thousands)
       Current assets...........................................  $   121,127
       Property and equipment...................................        6,379
       Deferred tax asset.......................................        8,624
       Goodwill.................................................       26,392
       Other assets.............................................           30
       Current liabilities......................................      (71,229)
       Long-term debt...........................................      (53,151)
                                                                  ------------
         Total net assets acquired..............................  $    38,172
                                                                  ===========


     The results of operations for the three months ended June 30, 2002 include the operations of ISA from May 7, 2002, based on the Company's ownership percentages during this period. Unaudited pro forma consolidated results of operations, assuming that the Company acquired 100% of ISA on April 1, 2001 follow:

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                  -------------------------
                                                      2002         2001
                                                  -----------   -----------
Net revenues ..................................   $   458,581   $   389,997
Net income ....................................   $     2,205   $       124
Net income per common share - Basic ...........   $      0.12   $      0.01
Net income per common share - Diluted .........   $      0.11   $      0.01

     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the ISA acquisition occurred for the periods presented, nor is it indicative of future results of operations.

NOTE 4 -- INVESTMENT

    The Company indirectly owns a 47% investment in Kingfield Heath, a U.K.-based wholesaler of office products. The Company is accounting for this investment using the equity method. The investment was obtained as part of the ISA acquisition. Therefore, the Company's 47% interest in the results of operations of Kingfield Heath are included from May 7, 2002, based on the Company's ownership percentages of ISA and Kingfield Heath during this period. Summarized income statement financial information for Kingfield Heath follows (in thousands):

Net revenues ............................................. $43,347
Gross profit .............................................   9,065
Net income ...............................................   2,028

NOTE 5 -- COMPREHENSIVE INCOME

    The Company includes currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. The following table sets forth comprehensive income (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                               ------------------
                                                                                2002       2001
                                                                               -------    -------
Net income .................................................................   $ 2,242    $ 1,771
Comprehensive income adjustments:
     Foreign currency translation adjustment ...............................    (1,437)     1,596
     Cumulative effect of adoption of SFAS 133 as of April 1, 2001, net of
      tax of $240 ...........................................................       --       (445)
     Change in fair value of derivative financial instruments, net of tax of
      ($273) and $43 for the three months ended June 30, 2002 and 2001,
      respectively ..........................................................     (508)        80
                                                                               -------    -------
Comprehensive income .......................................................   $   297    $ 3,002
                                                                               =======    =======

NOTE 6 -- EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                     ------------------
                                                                       2002      2001
                                                                     -------    -------
NUMERATOR:
   Income from continuing operations .............................   $ 2,242    $ 1,736
     Income from operations of discontinued subsidiary, net of tax        --         35
                                                                     -------    -------
     Net income ..................................................   $ 2,242    $ 1,771
                                                                     =======    =======
DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares .....................................    17,990     14,729
   Effect of dilutive securities:
     Stock options ...............................................     1,425      1,266
                                                                     -------    -------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares ............................    19,415     15,995
                                                                     =======    =======

Basic earnings per common share:
     Income from continuing operations ...........................   $  0.12    $  0.12
     Income from operations of discontinued subsidiary, net of tax        --         --
                                                                     -------    -------
     Net income ..................................................   $  0.12    $  0.12
                                                                     =======    =======

Diluted earnings per common share:
     Income from continuing operations ...........................   $  0.12    $  0.11
     Income from operations of discontinued subsidiary, net of tax        --         --
                                                                     -------    -------
     Net income ..................................................   $  0.12    $  0.11
                                                                     =======    =======

    Employees and former employees exercised stock options to acquire 102,298 shares for proceeds of approximately $1.0 million during the three months ended June 30, 2002.

NOTE 7 -- DEBT

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

    During July 2002, the Company's Mexican subsidiary entered into a secured revolving line of credit facility with a Mexican bank with maximum credit availability of 90.0 million Mexican pesos, or approximately $9.0 million, expiring during July 2005. Availability under the credit facility is subject to certain borrowing base limitations, as defined. The facility accrues interest at the Interbank Equilibrium Interest Rate in Mexico City plus 325 basis points.

NOTE 8 -- RESTRUCTURING AND NONRECURRING COSTS

     Restructuring and nonrecurring costs consist of the following for the three months ended June 30, 2002 and 2001 (in thousands):

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                      -------------------
                                                       2002        2001
                                                      -------     -------
Restructuring charges(a)............................  $ 1,998     $    --
Final PFSweb separation charges(b)..................       --       4,425
Other...............................................      155          --
                                                      -------     -------
                                                      $ 2,153     $ 4,425
                                                      =======     =======

----------

(a) During the third quarter of fiscal year 2002, the Company commenced a United States restructuring plan that includes (1) information technology enhancements to ensure growth in the business will be technologically supported; (2) distribution improvements and consolidation of subsidiary computer and office supplies warehouses into five new regional hub facilities in order to leverage distribution costs; and (3) centralization of certain back-office resources into a shared services organization to reduce costs and improve efficiencies. The Company incurred pre-tax charges of approximately $2.0 million during the quarter ended June 30, 2002, including $1.0 million related to warehouse and distribution initiatives, including the integration of office products at the Company's central distribution center in Memphis; $0.2 million related to the termination of employees; and $0.8 million related to other back-office improvements.

(b) As part of the Company's May 2001 transaction to terminate certain transaction management services agreements between the Company and its former subsidiary PFSweb, Inc. ("PFSweb") and to purchase certain Memphis distribution assets from PFSweb, the Company recognized a pre-tax nonrecurring charge of $4.4 million. This charge included transaction costs, a separation payment and finalization of other balances between the Company and PFSweb.

NOTE 9 -- INCOME TAXES

     The provision for income taxes for the quarter ended June 30, 2002 was affected by a recovery of approximately $0.3 million of previously paid state income taxes. The income tax rate is expected to be approximately 36% for the remainder of the fiscal year, down from the prior year due to the acquisition of ISA.

NOTE 10 -- SEGMENT DATA

     The Company currently operates in two reportable business segments - (1) computer and office supplies and (2) professional tape products. Separate financial data for each of the Company's operating segments, excluding discontinued operations, is provided below (in thousands):

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------

Net revenues:
    Computer and office supplies, excluding discontinued
     operations ........................................   $386,290   $254,636
    Professional tape products .........................     16,206     18,316
                                                           --------   --------
    Consolidated .......................................   $402,496   $272,952
                                                           ========   ========
Operating contribution:
    Computer and office supplies, excluding discontinued
      operations .......................................      5,771      7,917
    Professional tape products .........................        974        882
                                                           --------   --------
    Consolidated .......................................   $  6,745   $  8,799
                                                           ========   ========

     The Company's computer and office supplies segment includes certain expenses that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent: (1) costs related to the Company's centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. Restructuring and nonrecurring costs of $2.2 million for the three months ended June 30, 2002 and $4.4 million for the three months ended June 30, 2001 have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise indicated, all references to "Daisytek," "we," "us," and "our" refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, which is Daisytek's primary operating subsidiary. References in the Report to Daisytek's fiscal year mean the twelve-month period ending on March 31 of such fiscal year.

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

RESULTS OF OPERATIONS

   Acquisition of ISA

     On May 23, 2002, we mailed a recommended offer to shareholders of ISA International plc ("ISA"), a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd. ("Kingfield Heath"), a U.K.-based wholesaler of office products. During the first quarter of fiscal 2003, we received acceptances from ISA shareholders totaling more than 90% of ISA ordinary shares and, on August 8, 2002, we exercised our rights under U.K. law to pursue compulsory acquisition of the remainder of the ISA ordinary shares. We expect to complete the acquisition of the remainder of the ISA shares on during August 2002. We began using consolidation accounting for our investment in ISA effective May 7, 2002.

   Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Net Revenues. Net revenues for the quarter ended June 30, 2002 increased 47.5% to $402.5 million compared to $273.0 million for the prior year quarter. Computer and office supplies net revenues increased 51.7% for the quarter ended June 30, 2002 compared to the prior year, attributable to (1) the acquisition of ISA; (2) growth in the emerging consumer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (3) growth in the international computer supplies business; and (4) the acquisitions of Digital Storage and General Stationery Supplies during fiscal year 2002. Increases were primarily volume-related. Excluding ISA, computer and office supplies revenues increased 19.2%. Within the computer and office supplies segment, domestic operations increased approximately 25.4% and international operations, in U.S. dollars and excluding ISA, increased approximately 9.5% compared to the prior year quarter. Excluding revenue from Argentina, which has been negatively impacted by a currency devaluation and general economic slowdown, international operations, in U.S. dollars and excluding ISA, increased approximately 19% compared to the prior year quarter.

         The computer and office supplies revenue increase for the quarter ended June 30, 2002 was partially offset by an 11.5% revenue decrease in our professional tape products segment, due to increased competition, decreases in volume and industry price decreases which continued to impact our revenues.

         Gross Profit. Gross profit as a percentage of net revenues was 9.6% for the quarter ended June 30, 2002 compared to 11.5% for the prior year. The decline in gross margin percentage is attributable to (1) the acquisition during the first quarter of fiscal 2002 of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business; (2) the reduction in revenue in the professional tape products segment, which typically operates at higher gross margin percentages; (3) our restructuring activities; and (4) overall product mix. These factors were partially offset by a higher gross margin for ISA.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2002 was $30.0 million, or 7.4% of net revenues, compared to $21.4 million, or 7.8% of net revenues, for the prior year. The decrease in SG&A as a percentage of revenues is due to (1) improvements resulting from our restructuring activities; (2) the acquisition of our Memphis distribution assets and termination of the transaction services agreement with our former subsidiary PFSweb, Inc. ("PFSweb") in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee; and (3) the acquisition of Digital Storage during the first quarter of fiscal 2002, which operates at lower SG&A percentages than our other businesses. These factors were partially offset by a higher SG&A margin for ISA.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2002 was $2.0 million compared to $1.3 million for the prior year quarter. The increase is due to the acquisition of ISA and to new capital expenditures and business acquisitions since June 30, 2001.

         Restructuring and Nonrecurring costs. During the quarter ended June 30, 2002, we recognized pre-tax charges of (1) $2.0 million related to restructuring activities, including $1.0 million related to warehouse and distribution initiatives (including the integration of office products at our central distribution center in Memphis), $0.2 million related to the termination of employees and $0.8 million related to other back-office improvements, and (2) $0.2 million related to the write-off of unamortized debt acquisition costs. During the quarter ended June 30, 2001, we recognized charges of $4.4 million related to the acquisition of the Memphis distribution assets and the termination of certain transaction management service agreements between PFSweb and Daisytek, including transaction costs, a separation payment and finalization of other balances with PFSweb.

         Interest Expense, net. Interest expense increased to $2.9 million for the quarter ended June 30, 2002 compared to $1.6 million for the prior year. The increase in interest expense is primarily attributable to increases in our debt levels due to: (1) the impact of the investment in and working capital advances to ISA during fiscal year 2002 and the subsequent acquisition of ISA during fiscal year 2003; (2) the acquisitions of Digital Storage and General Stationery Supplies during fiscal year 2002; (3) the acquisition of our Memphis distribution assets during May 2001; and (4) volume growth requiring higher working capital. These increases in debt levels were partially offset by debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001.

         Income Taxes. Our effective income tax rate was 16.0% and 38.4% for the three months ended June 30, 2002 and 2001, respectively. First quarter 2003 taxes were affected by a recovery of approximately $0.3 million of previously paid state income taxes. The income tax rate is expected to be approximately 36% for the remainder of the fiscal year, down from the prior year due to the effect of the acquisition of ISA.

         Equity in Net Income of Affiliate and Minority Interest. Equity in net income of affiliate and minority interest was $0.8 million for the quarter ended June 30, 2002. This includes equity method income of $1.0 million related to ISA's investment in Kingfield Heath, offset by $0.2 million related to operations of ISA owned by third parties during the quarter.

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

DILUTION

    Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at June 30, 2002 of 18,178,933.

                                                     DILUTED SHARES
                  AVERAGE SHARE PRICE                 OUTSTANDING
                  ---------------------------         -----------
                  $12.00........................      19,195,265
                  $13.00........................      19,333,327
                  $14.00........................      19,475,425
                  $15.00........................      19,605,783
                  $16.00........................      19,723,768
                  $17.00........................      19,827,883
                  $18.00........................      19,920,429

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities from continuing operations for the three months ended June 30, 2002 was $19.4 million, compared with $11.5 million for the same period in the prior year. Working capital, excluding the current portion of long-term debt and cash balances, increased to $282.2 million at June 30, 2002 from $206.3 million at March 31, 2002, attributable primarily to our acquisition of ISA, revenue growth and stocking at the two new regional distribution centers in Bakersfield, California and Albany, New York. The working capital requirements were funded primarily with proceeds from our credit facilities.

    Net cash used in investing activities during the three months ended June 30, 2002 was $9.0 million. Payments included cash paid for the acquisition of ISA, which was funded with proceeds from our credit facilities. Capital expenditures for the three months ended June 30, 2002 were $4.2 million, including $3.4 million acquired under a capital lease and $0.8 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares were $1.0 million for the three months ended June 30, 2002, which were used to reduce outstanding balances under our credit facilities.

Financing Activities

    Domestic Credit Facility. During April 2002, Daisytek signed a $200 million senior secured debt facility expiring on April 24, 2005, which was amended and increased to $250 million during June 2002. This credit facility replaced the existing $150 million credit facility expiring on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at our option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. We pay fees of 0.375% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities, including loans and payments to related parties, payment of dividends, capital expenditures, acquisitions, investments and asset sales. As of June 30, 2002, the outstanding balance under this credit facility was $125.4 million and, based on our borrowing base limit at June 30, 2002, $5.4 million was available for future borrowings.

    Foreign Credit Facilities. During March 2001, we entered into a revolving credit facility with a Canadian bank with maximum credit availability of 40.0 million Canadian dollars, or approximately $26.4 million, expiring during March 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 75 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 75 basis points. As of June 30, 2002, the outstanding balance under the Canadian credit facility was 29.8 million Canadian dollars, or approximately $19.7 million. We had 10.2 million Canadian dollars, or approximately $6.7 million, available for future borrowings.

    In December 2000, we entered into an agreement with an Australian bank for an unsecured revolving line of credit facility allowing us to borrow Australian dollars up to a maximum of 20.0 million Australian dollars, or approximately $11.3 million, as amended. The Australian credit facility, as amended, expires on January 1, 2003. The Australian credit facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 142.5 basis points to 212.5 basis points depending on our financial performance. As of June 30, 2002, the outstanding balance under the Australian credit facility was 13.5 million Australian dollars, or approximately $7.6 million. We had 6.5 million Australian dollars, or approximately $3.7 million, available for future borrowings.

    Upon acquisition of ISA, we assumed debt of 36.5 million British pounds, or approximately $53.2 million. ISA debt balances in the U.K. at June 30, 2002 include revolving credit facilities of 19.8 million British pounds, or approximately $30.3 million. ISA also has revolving credit facilities with various European banks of 15.5 million British pounds, or approximately $23.7 million, and a term loan with a bank in Norway for 0.4 million British pounds, or approximately $0.6 million. At June 30, 2002, ISA had 5.2 million British pounds, or approximately $7.9 million, available for future borrowings under its current financing arrangements. We are planning to refinance ISA's revolving credit facilities in the UK, Norway and Sweden with three-year secured credit facilities.

    During July 2002, our Mexican subsidiary entered into a secured revolving line of credit facility with a Mexican bank with maximum credit availability of
90.0 million Mexican pesos, or approximately $9.0 million, expiring during July 2005. Availability under the credit facility is subject to certain borrowing base limitations, as defined. The facility accrues interest at the Interbank Equilibrium Interest Rate in Mexico City plus 325 basis points.

    Contractual Obligations and Guarantees. Obligations under long-term debt, capital leases and non-cancelable operating leases at June 30, 2002 are as follows (in millions):

                                           PAYMENTS DUE BY PERIOD
                               ------------------------------------------------
                                      LESS THAN                         AFTER
CONTRACTUAL OBLIGATIONS        TOTAL    1 YEAR   1-3 YEARS  4-5 YEARS   5 YEARS
-----------------------        ------   ------   ---------  ---------   -------
Long-term debt ............... $207.3   $ 61.8     $145.3    $  0.2     $   --
Capital lease obligations ....    6.2      2.0        2.1       1.0        1.1
Operating leases .............   44.5     10.2       15.2       9.3        9.8
                               ------   ------     ------    ------     ------
Total ........................ $258.0   $ 74.0     $162.6    $ 10.5     $ 10.9

    In connection with the initial public offering of PFSweb, we have guaranteed or subleased to PFSweb certain operating lease obligations. Total minimum payments for these agreements are $20.6 million, including $5.7 million due in less than one year, $8.1 million due in one to three years, $5.1 million due in four to five years and $1.7 million due after five years. We do not expect to make payments under these guarantees or sublease agreements; however, if performance were required, we would seek to mitigate our exposure with lease terminations and/or subleases.

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

    These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of or inability to hire skilled personnel; the loss of key suppliers or customers; the loss or material decline in service of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses and investments; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties, including equipment failure or a breach of our security measures; the volatility of our common stock; economic and political uncertainties arising as a result of terrorist attacks; seasonality; exchange rate fluctuations; foreign currency devaluations; and the regulatory and trade environment (both domestic and foreign). These risks and others are more fully described in Daisytek's Annual Report of Form 10-K for the year ended March 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have experienced no material changes in interest rate risk or foreign exchange risk during the three months ended June 30, 2002. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended March 31, 2002. During the three months ended June 30, 2002, 46.8% of our revenues were derived from customers located outside the United States.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse affect on our financial position, results of operations or liquidity.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1* Current Account Credit Opening Agreement Formalized by Scotiabank Inverlat, Sociedad Anonima, a Multiple Banking Institution, Grupo Financiero Scotiabank Inverlat and Daisytek de Mexico.

10.2* Promissory Note dated May 6, 2002, made by James R. Powell in favor of Daisytek, Incorporated.

*    Filed herewith.

(b)  Reports on Form 8-K.

    Current Report on Form 8-K (Items 5 and 7), dated and filed on April 16, 2002, to announce that Daisytek was in ongoing discussions with ISA regarding a potential tender offer for shares of ISA.

    Current Report on Form 8-K (Items 5 and 7), dated April 25, 2002 and filed on April 26, 2002, to announce that Daisytek had signed a $200 million senior secured debt facility with Bank of America, N.A.

    Current Report on Form 8-K (Items 5 and 7), dated and filed on May 7, 2002, regarding earnings for the quarter ended March 31, 2002.

    Current Report on Form 8-K (Items 2 and 7), dated May 7, 2002 and filed on May 22, 2002, to report that Daisytek would be consolidating the results of operations of ISA effective May 7, 2002.

    Current Report on Form 8-K (Items 5 and 7), dated May 24, 2002 and filed on May 31, 2002, to announce that Daisytek had mailed a recommended offer to ISA shareholders on May 23, 2002

    Current Report on Form 8-K (Items 5 and 7), dated June 14, 2002 and filed on June 19, 2002, to announce that Daisytek had received acceptances from shareholders or acquired shares in open-market purchases representing 85.3% of the ordinary share capital of ISA and that all conditions to the offer for all of the ordinary shares of ISA had either been satisfied or waived and to announce that three Daisytek executives had been appointed as directors of ISA.

    Current Report on Form 8-K (Items 5 and 7), dated June 24, 2002 and filed on June 25, 2002, to provide initial guidance on future earnings following the successful takeover of ISA and to announce that Daisytek had closed syndication of its $200 million senior secured credit facility and increased the size of the facility to $250 million.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2002




                                      DAISYTEK  INTERNATIONAL CORPORATION

                                      By:  /s/ Ralph Mitchell
                                         ---------------------------------------
                                           Ralph Mitchell
                                           Chief Financial Officer,
                                           Chief Accounting Officer,
                                           Executive Vice President -- Finance

                                  EXHIBIT INDEX



Exhibit
  No.                                Description
------                               -----------

10.1*      Current Account Credit Opening Agreement Formalized by Scotiabank
           Inverlat, Sociedad Anonima, a Multiple Banking Institution, Grupo
           Financiero Scotiabank Inverlat and Daisytek de Mexico.

10.2* Promissory Note dated May 6, 2002, made by James R. Powell in favor of Daisytek, Incorporated.

*    Filed herewith.