Form 10-Q
period 2002-09-30
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2002-11-15
CIK 887403

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-25400

DAISYTEK INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2421746
(State of Incorporation)	(I.R.S. Employer I.D. No.)

1025 Central Expressway South, Suite 200, Allen, Texas	75013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:            (972) 881-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

At November 11, 2002 there were 18,538,234 shares of the registrant’s common stock outstanding, excluding 1,773,905 shares of common stock in treasury.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	March 31,
	2002	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,444	$4,147
Accounts receivable, net of allowance for doubtful accounts of $6,440 and $4,038 at September 30, 2002 and March 31, 2002, respectively	246,340	175,921
Inventories, net	179,080	115,377
Prepaid expenses and other current assets	31,985	13,259

Total current assets	467,849	308,704

Property and equipment, at cost:
Furniture, fixtures and equipment	59,338	38,176
Leasehold improvements	5,421	3,875

	64,759	42,051
Less accumulated depreciation and amortization	(24,780)	(21,245)

Net property and equipment	39,979	20,806
Investment in ISA	—	28,082
Other assets	14,333	1,928
Goodwill, net	72,900	54,870

Total assets	$595,061	$414,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58,531	$7,069
Trade accounts payable	182,400	84,718
Accrued expenses and other current liabilities	18,488	13,575

Total current liabilities	259,419	105,362

Long-term debt, less current portion	160,264	111,343
Other liabilities	2,635	1,665
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized and 20,223,972 shares issued at September 30, 2002; and 30,000,000 shares authorized and 19,684,711 shares issued at March 31, 2002	202	197
Additional paid-in capital	122,646	117,946
Retained earnings	78,168	103,268
Accumulated other comprehensive loss	(16,581)	(13,699)
Treasury stock at cost, 1,773,905 at September 30, 2002 and March 31, 2002	(11,692)	(11,692)

Total shareholders’ equity	172,743	196,020

Total liabilities and shareholders’ equity	$595,061	$414,390

The accompanying notes are an integral part of these financial statements.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$452,907	$278,769	$855,403	$551,721
Cost of revenues	422,533	249,148	786,340	490,652

Gross profit	30,374	29,621	69,063	61,069
Selling, general and administrative expenses	42,002	21,633	71,976	43,027
Goodwill impairment charges	13,864	—	13,864	—
Depreciation and amortization	2,116	1,109	4,086	2,364
Restructuring and nonrecurring costs	2,900	—	5,053	4,425

Income (loss) from operations	(30,508)	6,879	(25,916)	11,253
Interest expense, net	4,068	1,786	6,996	3,340

Income (loss) from continuing operations before income taxes	(34,576)	5,093	(32,912)	7,913
Provision (benefit) for income taxes	(7,459)	1,884	(7,192)	2,968

Income (loss) from continuing operations before equity in net income of affiliate and minority interest	(27,117)	3,209	(25,720)	4,945
Equity in net income (loss) of affiliate and minority interest	(225)	—	620	—

Income (loss) from continuing operations	(27,342)	3,209	(25,100)	4,945
Discontinued operations
Loss from operations of discontinued subsidiary, net of tax	—	(1,120)	—	(1,085)

Net income (loss)	$(27,342)	$2,089	$(25,100)	$3,860

Net income (loss) per common share:
Basic
Income (loss) from continuing operations	$(1.49)	$0.21	$(1.38)	$0.33
Loss from operations of discontinued subsidiary, net of tax	—	(0.08)	—	(0.07)

Net income (loss)	$(1.49)	$0.13	$(1.38)	$0.26

Diluted
Income (loss) from continuing operations	$(1.49)	$0.19	$(1.38)	$0.30
Loss from operations of discontinued subsidiary, net of tax	—	(0.07)	—	(0.07)

Net income (loss)	$(1.49)	$0.12	$(1.38)	$0.23

Weighted average common and common share equivalents outstanding:
Basic	18,355	15,498	18,173	15,116
Diluted	18,355	17,117	18,173	16,558

The accompanying notes are an integral part of these financial statements.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2002	2001
Net cash provided by (used in) operating activities from continuing operations	$(10,538)	$9,972

Cash flows from investing activities:
Purchases of property and equipment	(6,201)	(5,030)
Proceeds from the sale and leaseback of equipment	—	8,000
Payment for acquisition of and investment in ISA, net of cash acquired	(9,260)	(12,108)
Other acquisitions of businesses, net of cash acquired	(2,119)	(16,249)
Acquisition of Memphis distribution assets	—	(10,700)
Disposition of subsidiary	—	923
Increase in note receivable and other assets	(66)	(241)

Net cash used in investing activities	(17,646)	(35,405)

Cash flows from financing activities:
Proceeds from lines of credit, net	30,288	22,720
Net proceeds from exercise of stock options and issuance of common stock	2,806	9,402
Other	—	(79)

Net cash provided by financing activities	33,094	32,043
Effect of exchange rates on cash and cash equivalents	1,387	(26)

Net increase in cash and cash equivalents	6,297	6,584
Cash and cash equivalents, beginning of period	4,147	1,971

Cash and cash equivalents, end of period	$10,444	$8,555

Net cash used in operating activities from discontinued operations	$—	$(685)
Activities not affecting cash:
Property and equipment acquired under capital leases	$10,313	$3,088

The accompanying notes are an integral part of these financial statements.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Interim period results are not necessarily indicative of results to be expected for the year.

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Daisytek International Corporation (“Daisytek” or the “Company”) Annual Report on Form 10-K for the year ended March 31, 2002. The year-end consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The loss from operations of discontinued subsidiary is presented net of a tax benefit of approximately $0.7 million and $0.6 million for the three months and six months ended September 30, 2001, respectively, and includes net revenues of approximately $15.1 million and $66.6 million for the three months and six months ended September 30, 2001, respectively.

Note 2—Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary; amends SFAS No. 13 with respect to sales-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on the Company’s reported results of operations or financial position. Approximately $0.2 million of debt termination costs that would have been classified as extraordinary under the provisions of SFAS No. 4 are included in restructuring and nonrecurring costs for the six months ended September 30, 2002.

Note 3—Acquisition of ISA

During September 2001, Daisytek invested 8.0 million British pounds, or approximately $11.4 million, in preference shares of ISA International plc (“ISA”) a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd. (“Kingfield Heath”), a U.K.-based wholesaler of office products. The preference shares were convertible into 50% plus one share of ISA at Daisytek’s option at any time over a period of five years. The preference shares earned a quarterly variable rate cumulative preferential dividend. ISA did not pay the preference dividend due to Daisytek on April 1, 2002. Failure to pay a preference dividend for more than 14 days after its due date constituted an event of default under ISA’s articles of association, unless waived by Daisytek. Daisytek had agreed to waive the outstanding payment, but this agreement to waive expired on May 6, 2002. As a result of this event of default, as of May 7, 2002, Daisytek was entitled to vote its preference shares on an as-converted basis (50% plus one share), entitling Daisytek to majority voting control and allowing the Company to appoint to the board of ISA a number of directors equivalent to 50%. Accordingly, the Company began using consolidation accounting for the investment in ISA effective May 7, 2002.

On May 23, 2002, the Company mailed a recommended offer to shareholders of ISA. During the first quarter of fiscal 2003, Daisytek received acceptances from ISA shareholders totaling more than 90% of ISA ordinary shares. During August 2002, the Company exercised its rights under U.K. law to pursue compulsory acquisition and completed the acquisition of the remainder of the ISA ordinary shares.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate purchase price of and investment in ISA is approximately $39.3 million, including cash purchases of ISA shares of approximately $4.7 million, the issuance of approximately 140,000 unregistered Daisytek common shares valued at approximately $1.9 million (based on the average Daisytek share value upon mailing of the recommended offer) in exchange for ISA shares, Daisytek’s prior investment in ISA preference shares of approximately $11.4 million, funds previously advanced by Daisytek to ISA of approximately $16.7 million and transactions costs of $4.6 million. The acquisition of ISA provides the Company with access to ISA’s pan-European reach and local knowledge and resulted in the recognition of approximately $28.6 million of goodwill.

The following table summarizes the estimated fair value of ISA’s assets acquired and liabilities assumed at the date of merger. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities.

(in thousands)
Current assets	$120,412
Property and equipment	6,379
Deferred tax asset	8,805
Goodwill	28,600
Other assets	30
Current liabilities	(71,767)
Long-term debt	(53,151)

Total net assets acquired	$39,308

The results of operations for the three months and six months ended September 30, 2002 include the operations of ISA from May 7, 2002, based on the Company’s ownership percentages during this period. Unaudited pro forma consolidated results of operations, assuming that the Company acquired 100% of ISA on April 1, 2001 follow:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$452,907	$399,048	$911,488	$789,032
Net income (loss)	$(27,342)	$(365)	$(25,137)	$14
Net income (loss) per common share—Basic	$(1.49)	$(0.02)	$(1.38)	$—
Net income (loss) per common share—Diluted	$(1.49)	$(0.02)	$(1.38)	$—

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the ISA acquisition occurred for the periods presented, nor is it indicative of future results of operations.

Note 4—Goodwill

The Company’s purchase agreement for the acquisition of Digital Storage, LLC (“Digital Storage”), completed during the first quarter of fiscal year 2002, provided for an adjustment to the purchase price based on certain performance criteria for each of the two years following the acquisition. Based on Digital Storage’s performance during the first year following the acquisition, the Company has increased the original purchase price and goodwill by approximately $2.1 million.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the quarter ended September 30, 2002, the Company recognized total goodwill impairment charges of approximately $13.8 million. No tax benefit was recognized. The total charge related to impairment of goodwill at the professional tape products unit was $12.0 million, representing approximately half of the total goodwill balance at this unit. The Company performed the two-step impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, on its professional tape products unit due to persisting negative business and industry trends, including industrywide price degradation, which resulted in worse than expected performance and lower earnings forecasts during the second quarter. The total charge related to the impairment of goodwill at the Argentinean computer and office supplies unit was $1.8 million, representing the entire goodwill balance of this unit. The Company performed the SFAS No. 142 impairment test on its Argentinean computer and office supplies unit due to economic and political issues in Argentina, which significantly reduced the Company’s operations there during the second quarter and resulted in reduced earnings forecasts. Fair values for both the professional tape products and Argentinean computer and office supplies units were determined using discounted fair value of expected future cash flows.

Note 5— Investment

The Company indirectly owns a 47% investment in Kingfield Heath, a U.K.-based wholesaler of office products. The Company is accounting for this investment using the equity method. The investment was obtained as part of the ISA acquisition. Therefore, the Company’s 47% interest in the results of operations of Kingfield Heath are included from May 7, 2002, based on the Company’s ownership percentages of ISA and Kingfield Heath during this period. Summarized income statement financial information for Kingfield Heath follows (in thousands):

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
Net revenues	$81,705	$125,052
Gross profit	17,817	26,882
Net income	(479)	1,549

Note 6—Comprehensive Income

The Company includes currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. The following table sets forth comprehensive income (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(27,342)	$2,089	$(25,100)	$3,860
Comprehensive income adjustments:
Foreign currency translation adjustment	(781)	(1,527)	(2,218)	69
Cumulative effect of adoption of SFAS 133 as of April 1, 2001, net of tax of $240	—	—	—	(445)
Change in fair value of derivative financial instruments, net of tax of $84 and $636 for the three months ended September 30, 2002 and 2001, respectively, and $357 and $593 for the six months ended September 30, 2002 and 2001, respectively	(156)	(1,182)	(664)	(1,102)

Comprehensive income (loss)	$(28,279)	$(620)	$(27,982)	$2,382

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Income (loss) from continuing operations	$(27,342)	$3,209	$(25,100)	$4,945
Loss from operations of discontinued subsidiary, net of tax	—	(1,120)	—	(1,085)

Net income (loss)	$(27,342)	$2,089	$(25,100)	$3,860

Denominator:
Denominator for basic earnings per share—Weighted average shares	18,355	15,498	18,173	15,116
Effect of dilutive securities:
Stock options	—	1,619	—	1,442

Denominator for diluted earnings per share—Adjusted weighted average shares	18,355	17,117	18,173	16,558

Basic earnings per common share:
Income (loss) from continuing operations	$(1.49)	$0.21	$(1.38)	$0.33
Loss from operations of discontinued subsidiary, net of tax	—	(0.08)	—	(0.07)

Net income (loss)	$(1.49)	$0.13	$(1.38)	$0.26

Diluted earnings per common share:
Income (loss) from continuing operations	$(1.49)	$0.19	$(1.38)	$0.30
Loss from operations of discontinued subsidiary, net of tax	—	(0.07)	—	(0.07)

Net income (loss)	$(1.49)	$0.12	$(1.38)	$0.23

Employees and former employees exercised stock options to acquire 267,995 shares for proceeds of approximately $1.5 million during the three months ended September 30, 2002 and 370,293 shares for proceeds of approximately $2.5 million during the six months ended September 30, 2002.

Note 8—Debt

During April 2002, Daisytek signed a $200 million senior secured debt facility expiring on April 24, 2005, which was amended, syndicated and increased to $250 million during June 2002. This credit facility replaced the existing $150 million credit facility expiring on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at the Company’s option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. The Company pays fees of 0.375% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities, including loans and payments to related parties, payment of dividends, capital expenditures, acquisitions, investments and asset sales.

During November 2002, the Company amended certain terms of its domestic credit facility and received a waiver of compliance for its fixed charge ratio and tangible net worth covenants for the quarter ended September 30, 2002. As amended, borrowings under the domestic credit facility through September 30, 2003 accrue interest, at the Company’s option, at the prime rate of the lead bank plus an adjustment of 1.0% or the LIBOR rate plus an adjustment of 3.0%. Subsequent to September 30, 2003, borrowings under the credit facility accrue interest, at the Company’s option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Daisytek also amended various covenants, including a revision of the calculation of minimum fixed charge ratios and tangible net worth requirements. A new covenant was added which requires the Company to use its best efforts to raise additional capital having net proceeds of not less than $20 million by March 31, 2003 and to raise such additional capital, in any event, on or before September 30, 2003. Provided, however, in certain circumstances such as if the average availability under the facility for any trailing 30-day period first calculated on February 14, 2003 is less than $15 million, then $20 million (net) of additional capital must be raised within 90 days of such event.

During July 2002, the Company’s Mexican subsidiary entered into a secured revolving line of credit facility with a Mexican bank with maximum credit availability of 90.0 million Mexican pesos, or approximately $8.8 million, expiring during July 2005. Availability under the credit facility is subject to certain borrowing base limitations, as defined. The facility accrues interest at the Interbank Equilibrium Interest Rate in Mexico City plus 325 basis points.

Note 9—Restructuring and Nonrecurring Costs

Restructuring and nonrecurring costs consist of the following for the three months and six months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2002	2001		2002	2001
Restructuring charges (a)	$2,900		$—	$4,898	$—
Final PFSweb separation charges (b)	—		—	—	4,425
Other	—		—	155	—

	$2,900	$		$5,053	$4,425

(a)
During the third quarter of fiscal year 2002, the Company commenced a United States restructuring plan that includes (1) information technology enhancements; (2) distribution improvements and consolidation of subsidiary warehouses into new regional hub facilities in order to leverage distribution costs; and (3) centralization of certain back-office resources. During the three months ended September 30, 2002, the Company incurred pre-tax charges of approximately $2.9 million, including $2.4 million related to warehouse and distribution initiatives (including costs associated with the opening and testing of the new distribution facilities in Bakersfield, California, and Albany, New York, and the integration of office products at the Company’s central distribution center in Memphis) and $0.5 million related to other back-office improvements. During the six months ended September 30, 2002, the Company incurred pre-tax charges of approximately $4.9 million, including $3.5 million related to warehouse and distribution initiatives; $0.2 million related to the termination of employees; and $1.2 million related to other back-office improvements.

(b)
As part of the Company’s May 2001 transaction to terminate certain transaction management services agreements between the Company and its former subsidiary PFSweb, Inc. (“PFSweb”) and to purchase certain Memphis distribution assets from PFSweb, the Company recognized a pre-tax nonrecurring charge of $4.4 million. This charge included transaction costs, a separation payment and finalization of other balances between the Company and PFSweb.

Note 10—Income Taxes

The provision for income taxes for the quarter ended September 30, 2002 was affected by goodwill impairment charges of $13.8 million, which were not tax deductible in the same period as this charge. The provision for income taxes for the first quarter of fiscal year 2003 was affected by a recovery of approximately $0.3 million of previously paid state income taxes. The income tax rate is expected to be approximately 36% for the remainder of the fiscal year, down from the prior year due to the acquisition of ISA.

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment Data

The Company currently operates in two reportable business segments – (1) computer and office supplies and (2) professional tape products. Separate financial data for each of the Company’s operating segments, excluding discontinued operations, is provided below (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Computer and office supplies, excluding discontinued operations	$436,651	$260,575	$822,941	$515,211
Professional tape products	16,256	18,194	32,462	36,510

Consolidated	$452,907	$278,769	$855,403	$551,721

Operating contribution:
Computer and office supplies, excluding discontinued operations	(15,073)	5,385	(9,302)	12,892
Professional tape products	(12,535)	1,494	(11,561)	2,786

Consolidated	$(27,608)	$6,879	$(20,863)	$15,678

The Company’s computer and office supplies segment includes certain expenses that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent: (1) costs related to the Company’s centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. Restructuring and nonrecurring costs of $2.9 million for the three months ended September 30, 2002 have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company’s consolidated financial statements. Restructuring and nonrecurring costs of $5.1 million and $4.4 million for the six months ended September 30, 2002 and 2001, respectively, have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company’s consolidated financial statements.

Note 11—Reserve Estimates and Adjustments

During the second quarter of fiscal year 2003, the Company recorded increases in reserve estimates and other adjustments totaling $20.2 million ($12.9 million after tax). These charges are summarized below (in millions):

	Pre-Tax Charge	Post-Tax Charge
Items affecting gross profit:
Costs related to U.S. business, including the office products initiative, distribution center and logistics costs and vendor programs (office products and computer supplies)	$10.6	$6.8
Costs related to The Tape Company	1.2	0.7
Costs related to Latin American operations	3.7	2.4
Other	0.5	0.3

	$16.0	$10.2
Items affecting selling, general and administrative expenses:
Costs related to The Tape Company	0.2	$0.2
Costs related to Latin American operations	1.5	0.9
Professional costs, acquisition costs and other	2.5	1.6

	$4.2	$2.7

Total	$20.2	$12.9

DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Daisytek’s professional tape products unit continues to experience negative industry trends. Recent price changes have diminished management’s long-term outlook for this industry. In light of the industrywide issues and current management forecasts, the Company recorded increases in reserve estimates for customer and vendor accounts receivable, inventory and other assets totaling approximately $1.4 million ($0.9 million after tax). The professional tape products unit represents approximately 4% of the Company’s total second quarter revenues.

The Argentinean computer and office supplies unit was further impacted by countrywide economic and political issues. Argentina currently represents less than 1% of total revenues. In addition to Argentina, other Latin American export markets are experiencing economic uncertainty at present. The Company conducted a review of major asset accounts such as customer and vendor accounts receivable, inventory and other assets related to all of the Latin American businesses, including Argentina, Mexico and the U.S.-based export business. In light of operating decisions related to the amount and type of business the Company conducts in Latin America and due to this review of the net realizable value of assets, reserve estimates were increased by approximately $5.2 million ($3.3 million after tax). The Company’s Mexican operations are currently performing in line with expectations, however the Company is currently reviewing all levels of business into its export markets.

Costs related to the U.S. business, including Daisytek’s expansion into office products and the distribution center reorganization, impacted the Company’s performance for the quarter ended September 30, 2002. During this quarter, the Company made three decisions that negatively impacted short-term earnings but that were believed to be important for the long-term success of the overall business. (1) Management decided to reset the Memphis Superhub to the new management warehouse system over a longer time period, in order to maintain the highest-possible customer service and minimize risks (completion expected by the end of December 2002). (2) The Company will give away the new full-line computer and office supplies catalogs to many customers, instead of selling them, in order to get the catalog in as many hands as possible, as quickly as possible, to accelerate revenue growth. (3) The Company will reduce its short-term cooperative marketing efforts with office products and computer supplies vendors to ensure promotion of long-term channel development. As a result of these decisions and a review of asset net realizable values, the Company increased certain reserve estimates for balance sheet items including customer and vendor accounts receivable, deferred costs, inventory and other by $10.6 million ($6.8 million after tax).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise indicated, all references to “Daisytek,” “we,” “us,” and “our” refer to Daisytek International Corporation, a Delaware corporation, and its direct and indirect subsidiaries, including Daisytek, Incorporated, which is Daisytek’s primary operating subsidiary. References in the Report to Daisytek’s fiscal year mean the twelve-month period ending on March 31 of such fiscal year.

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

Results of Operations

Acquisition of ISA

On May 23, 2002, we mailed a recommended offer to shareholders of ISA International plc (“ISA”), a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd. (“Kingfield Heath”), a U.K.-based wholesaler of office products. During the first quarter of fiscal 2003, we received acceptances from ISA shareholders totaling more than 90% of ISA ordinary shares. During August 2002, we exercised our rights under U.K. law to pursue compulsory acquisition and completed the acquisition of the remainder of the ISA ordinary shares. We began using consolidation accounting for our investment in ISA effective May 7, 2002.

Goodwill Impairment Charges, Reserve Estimates and Adjustments

During the second quarter of fiscal year 2003, we recorded goodwill impairment charges of $13.8 million (no tax benefit) and increases in reserve estimates and other adjustments totaling $20.2 million ($12.9 million after tax). These charges are summarized below (in millions):

	Pre-Tax Charge	Post-Tax Charge
Items affecting gross profit:
Costs related to U.S. business, including the office products initiative, distribution center and logistics costs and vendor programs (office products and computer supplies)	$10.6	$6.8
Costs related to The Tape Company	1.2	0.7
Costs related to Latin American operations	3.7	2.4
Other	0.5	0.3

	$16.0	$10.2

Items affecting selling, general and administrative expenses:
Costs related to The Tape Company	0.2	$0.2
Costs related to Latin American operations	1.5	0.9
Professional costs, acquisition costs and other	2.5	1.6

	$4.2	$2.7
Goodwill impairment charges:
Tape (no tax effect)	$12.0	$12.0
Argentina (no tax effect)	1.8	1.8

	$13.8	$13.8

Total	$34.0	$26.7

Daisytek’s professional tape products unit continues to experience negative industry trends. Recent price changes have diminished management’s long-term outlook for this industry. As a result, we reviewed our impairment calculation in light of new operating assumptions and we recorded a goodwill impairment charge during the quarter ended September 30, 2002 of $12.0 million, representing approximately half of the total goodwill balance at the professional tape products unit. Also in light of the industrywide issues and current management forecasts, we recorded increases in reserve estimates for customer and vendor accounts receivable, inventory and other assets totaling approximately $1.4 million ($0.9 million after tax). The professional tape products unit represents 4% of our total second quarter revenues.

The Argentinean computer and office supplies unit was further impacted by countrywide economic and political issues. In light of the deteriorating environment and revised operating assumptions of zero profitability, we recorded a goodwill impairment charge during the quarter ended September 30, 2002 of $1.8 million, representing all of the goodwill balance originating from the October 2000 acquisition of Etertin y CIA, S.A. in Argentina. Argentina currently represents less than 1% of total revenues. We currently intend to continue our Argentinean operations for the immediate future.

In addition to Argentina, other Latin American export markets are experiencing economic uncertainty at present. We conducted a review of major asset accounts such as customer and vendor accounts receivable, inventory and other assets related to all our Latin American businesses, including Argentina, Mexico and our U.S.-based export business. In light of operating decisions related to the amount and type of business we are conducting in Latin America and due to this review of the net realizable value of assets, we have increased reserve estimates by approximately $5.2 million ($3.3 million after tax). Our Mexican operations are currently performing in line with expectations, however we are currently reviewing all levels of business into our export markets.

Costs related to our U.S. business, including our expansion into office products and the distribution center reorganization, impacted our performance for the quarter ended September 30, 2002. During this quarter, we made three decisions that negatively impacted short-term earnings but that we believe were important for the long-term success of our overall business. (1) We decided to reset our Memphis Superhub to the new management warehouse system over a longer time period, in order to maintain the highest-possible customer service and minimize risks (completion expected by the end of December 2002). (2) We will give away the new full-line computer and office supplies catalogs to many customers, instead of selling them, in order to get the catalog in as many hands as possible, as quickly as possible, to accelerate revenue growth. (3) We will reduce our short-term cooperative marketing efforts with office products and computer supplies vendors to ensure we are promoting long-term channel development. As a result of these decisions and a review of asset net realizable values, we increased certain reserve estimates for balance sheet items including customer and vendor accounts receivable, deferred costs, inventory and other by $10.6 million ($6.8 million after tax).

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

In addition to the management discussion and analysis included in “Goodwill Impairment Charges, Reserve Estimates and Adjustments,” the following narrative compares the three months ended September 30, 2002 to the three months ended September 30, 2001.

Net Revenues.    Net revenues for the quarter ended September 30, 2002 increased 62.5% to $452.9 million compared to $278.8 million for the prior year quarter. Computer and office supplies net revenues increased 67.6% for the quarter ended September 30, 2002 compared to the prior year. The increase in revenue over the prior year is attributable to (1) the acquisition of ISA; (2) growth in the emerging consumer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (3) growth in sales of computer media, accessories and supplies at the Digital Storage divison; (4) growth in sales of copier and fax supplies at the Arlington division; (5) growth in the international computer supplies business; and (6) the acquisition of General Stationery Supplies during the second quarter of fiscal year 2002. Increases were primarily volume-related. Excluding ISA, computer and office supplies net revenues increased 14.8%. Within the computer and office supplies segment, domestic operations increased approximately 18.6% and international operations, in U.S. dollars and excluding ISA, increased approximately 8.5% compared to the prior year quarter. Excluding revenue from Argentina, which has been negatively impacted by a currency devaluation and general economic slowdown, international operations, in U.S. dollars and excluding ISA, increased approximately 15.8% compared to the prior year quarter.

The computer and office supplies revenue increase for the quarter ended September 30, 2002 was partially offset by a 10.7% revenue decrease in our professional tape products segment, due to increased competition, decreases in volume and industry price decreases.

Gross Profit.    Gross profit as a percentage of net revenues was 6.7% for the quarter ended September 30, 2002 compared to 10.6% for the prior year. The decline in gross margin percentage is attributable primarily to certain reserves and adjustments recorded during the quarter ended September 30, 2002, as described in “Goodwill Impairment Charges, Reserve Estimates and Adjustments.” Additionally, gross margin was negatively impacted by factors related to our U.S. business, including our expansion into office products and the distribution center reorganization, including the production of the new 900-page full-line computer and office supplies catalog; higher-than-expected costs in the build-out of new warehouses near Bakersfield, California, and Albany, New York; and certain delays in converting from more expensive air delivery to lower-cost ground, and by the decline in revenue in the professional tape products segment, which typically operates at higher gross margin percentages. The decline in gross margin percentage was partially offset by a higher gross margin for ISA.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2002 was $42.0 million, or 9.3% of net revenues, compared to $21.6 million, or 7.8% of net revenues, for the prior year. The increase in SG&A is primarily due to the acquisition of ISA. The increase in SG&A as a percentage of net revenues is attributable primarily to certain reserves and adjustments totaling $4.2 million recorded during the quarter ended September 30, 2002, as described in “Goodwill Impairment Charges, Reserve Estimates and Adjustments.” Additionally, SG&A was negatively impacted by factors related to our U.S. business, including our expansion into office products and the distribution center reorganization, including the production of the new 900-page full-line computer and office supplies catalog; higher-than-expected costs in the build-out of new warehouses near Bakersfield, California, and Albany, New York; and certain delays in converting from more expensive air delivery to lower-cost ground. SG&A improvements resulting from our restructuring activities partially offset these factors.

Goodwill Impairment Charges.    Goodwill impairment charges of $13.8 million for the quarter ended September 30, 2002 included a $12.0 million charge related to our professional tape products business and a $1.8 million charge related to our Argentinean business. See “Goodwill Impairment Charges, Reserve Estimates and Adjustments” for further details.

Depreciation and Amortization.    Depreciation and amortization for the quarter ended September 30, 2002 was $2.1 million compared to $1.1 million for the prior year quarter. The increase is due to the acquisition of ISA and to new capital expenditures and business acquisitions.

Restructuring and Nonrecurring Costs.    During the quarter ended September 30, 2002, we recognized pre-tax charges of $2.9 million related to restructuring activities, including $2.4 million related to warehouse and distribution initiatives (including costs associated with the opening and testing of the new distribution facilities in Bakersfield, California, and Albany, New York, and the integration of office products at our central distribution center in Memphis) and $0.5 million related to other back-office improvements.

Interest Expense, net.    Interest expense increased to $4.1 million for the quarter ended September 30, 2002 compared to $1.8 million for the prior year quarter. The increase in interest expense is primarily attributable to higher interest rates compared to the prior year and increases in our debt levels due to: (1) the impact of the investment in and working capital advances to ISA during fiscal year 2002 and the subsequent acquisition of ISA during fiscal year 2003 and (2) volume growth requiring higher working capital. These increases in debt levels were partially offset by debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001.

Income Taxes.    Our effective income tax rate was 21.6% and 37.0% for the three months ended September 30, 2002 and 2001, respectively. The provision for income taxes for the quarter ended September 30, 2002 was affected by goodwill impairment charges of $13.8 million, which were not tax deductible. The income tax rate is expected to be approximately 36% for the remainder of the fiscal year, down from the prior year due to the effect of the acquisition of ISA.

Equity in Net Income (Loss) of Affiliate and Minority Interest.    Equity in net income (loss) of affiliate and minority interest was $(0.2) million for the quarter ended September 30, 2002, representing equity method net loss related to ISA’s investment in Kingfield Heath.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

In addition to the management discussion and analysis included in “Goodwill Impairment Charges, Reserve Estimates and Adjustments,” the following narrative compares the six months ended September 30, 2002 to the six months ended September 30, 2001.

Net Revenues.    Net revenues for the six months ended September 30, 2002 increased 55.0% to $855.4 million compared to $551.7 million for the comparable prior year period. Computer and office supplies net revenues increased 59.7% for the quarter ended September 30, 2002 compared to the prior year. The increase in revenue over the prior year is attributable to (1) the acquisition of ISA; (2) growth in the emerging consumer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (3) growth in sales of copier and fax supplies at the Arlington division; (4) growth in the international computer supplies business; and (5) the acquisitions of Digital Storage during the first quarter of fiscal year 2002 and General Stationery Supplies during the second quarter of fiscal year 2002. Increases were primarily volume-related. Excluding ISA, computer and office supplies net revenues for the six months ended September 30, 2002 increased 17.0%. Within the computer and office supplies segment, domestic operations increased approximately 21.9% and international operations, in U.S. dollars and excluding ISA, increased approximately 9.0% compared to the prior year. Excluding revenue from Argentina, which has been negatively impacted by a currency devaluation and general economic slowdown, international operations for the six months ended September 30, 2002, in U.S. dollars and excluding ISA, increased approximately 17.4% compared to the prior year.

The computer and office supplies revenue increase for the six months ended September 30, 2002 was partially offset by an 11.1% revenue decrease in our professional tape products segment, due to increased competition, decreases in volume and industry price decreases.

Gross Profit.    Gross profit as a percentage of net revenues was 8.1% for the six months ended September 30, 2002 compared to 11.1% for the prior year. The decline in gross margin percentage is attributable primarily to certain reserves and adjustments recorded during the quarter ended September 30, 2002, as described in “Goodwill Impairment Charges, Reserve Estimates and Adjustments.” Additionally, gross margin was negatively impacted by (1) factors related to our U.S. business, including our expansion into office products and the distribution center reorganization, including the production of the new 900-page full-line computer and office supplies catalog; higher-than-expected costs in the build-out of new warehouses near Bakersfield, California, and Albany, New York; and certain delays in converting from more expensive air delivery to lower-cost ground; (2) the decline in revenue in the professional tape products segment, which typically operates at higher gross margin percentages; and (3) the acquisition during the first quarter of fiscal 2002 of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business. The decline in gross margin percentage was partially offset by a higher gross margin for ISA.

Selling, General and Administrative Expenses.    SG&A for the six months ended September 30, 2002 was $72.0 million, or 8.4% of net revenues, compared to $43.0 million, or 7.8% of net revenues, for the prior year. The increase in SG&A is primarily due to the acquisition of ISA. The increase in SG&A as a percentage of net revenues is attributable primarily to certain reserves and adjustments totaling $4.2 million recorded during the quarter ended September 30, 2002, as described in “Goodwill Impairment Charges, Reserve Estimates and Adjustments.” Additionally, SG&A was negatively impacted by factors related to our U.S. business, including our expansion into office products and the distribution center reorganization, including the production of the new 900-page full-line computer and office supplies catalog; higher-than-expected costs in the build-out of new warehouses near Bakersfield, California, and Albany, New York; and certain delays in converting from more expensive air delivery to lower-cost ground. Offsetting these factors, SG&A as a percentage of revenues improved due to (1) our restructuring activities; (2) the acquisition of Digital Storage during the first quarter of fiscal 2002, which operates at lower SG&A percentages than our other businesses; and (3) the acquisition of our Memphis distribution assets and termination of the transaction services agreement with our former subsidiary PFSweb, Inc. (“PFSweb”) in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee.

Goodwill Impairment Charges.    Goodwill impairment charges of $13.8 million for the six months ended September 30, 2002 included a $12.0 million charge related to our professional tape products business and a $1.8 million charge related to our Argentinean business. See “Goodwill Impairment Charges, Reserve Estimates and Adjustments” for further details.

Depreciation and Amortization.    Depreciation and amortization for the six months ended September 30, 2002 was $4.1 million compared to $2.4 million for the comparable prior year period. The increase is due to the acquisition of ISA and to new capital expenditures and business acquisitions.

Restructuring and Nonrecurring Costs.    During the six months ended September 30, 2002, we recognized pre-tax charges of (1) $4.9 million related to restructuring activities, including $3.4 million related to warehouse and distribution initiatives (including costs associated with the opening and testing of the new distribution facilities in Bakersfield, California, and Albany, New York, and the integration of office products at our central distribution center in Memphis), $0.2 million related to the termination of employees and $1.3 million related to other back-office improvements, and (2) $0.2 million related to the write-off of unamortized debt acquisition costs. During the six months ended September 30, 2001, we recognized charges of $4.4 million related to the acquisition of the Memphis distribution assets and the termination of certain transaction management service agreements between PFSweb and Daisytek, including transaction costs, a separation payment and finalization of other balances with PFSweb.

Interest Expense, net.    Interest expense increased to $7.0 million for the six months ended September 30, 2002 compared to $3.3 million for the prior year comparable period. The increase in interest expense is primarily attributable to higher interest rates compared to the prior year and increases in our debt levels due to: (1) the impact of the investment in and working capital advances to ISA during fiscal year 2002 and the subsequent acquisition of ISA during fiscal year 2003; (2) volume growth requiring higher working capital; (3) the acquisitions of Digital Storage and General Stationery Supplies during fiscal year 2002; and (4) the acquisition of our Memphis distribution assets during May 2001. These increases in debt levels were partially offset by debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001.

Income Taxes.    Our effective income tax rate was 21.9% and 37.5% for the six months ended September 30, 2002 and 2001, respectively. Second quarter 2003 taxes were affected by goodwill impairment charges of $13.8 million, which were not tax deductible. First quarter 2003 taxes were affected by a recovery of approximately $0.3 million of previously paid state income taxes. The income tax rate is expected to be approximately 36% for the remainder of the fiscal year, down from the prior year due to the effect of the acquisition of ISA.

Equity in Net Income (Loss) of Affiliate and Minority Interest.    Equity in net income (loss) of affiliate and minority interest was $0.6 million for the six months ended September 30, 2002. This includes equity method income of $0.7 million related to ISA’s investment in Kingfield Heath, offset by $0.1 million related to operations of ISA owned by third parties during the period.

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

Dilution

Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at September 30, 2002 of 18,450,067.

Average Share Price	Diluted Shares Outstanding
$8.00	18,731,090
$9.00	18,935,721
$10.00	19,104,697
$11.00	19,272,833
$12.00	19,413,434
$13.00	19,543,969
$14.00	19,679,616
$15.00	19,804,074

Liquidity and Capital Resources

Net cash used by operating activities from continuing operations for the six months ended September 30, 2002 was $10.5 million, compared with net cash provided by operating activities of $10.0 million for the same period in the prior year. Working capital, excluding the current portion of long-term debt and cash balances, increased to $256.5 million at September 30, 2002 from $206.3 million at March 31, 2002, attributable primarily to our acquisition of ISA, revenue growth and inventory stocking at the two new regional distribution centers in Bakersfield, California and Albany, New York and at the Memphis, Tennessee superhub. The working capital requirements were funded primarily with proceeds from our credit facilities.

Net cash used in investing activities during the six months ended September 30, 2002 was $17.6 million. Payments included cash paid for the acquisition of ISA, which was funded with proceeds from our credit facilities. Capital expenditures for the six months ended September 30, 2002 were $16.5 million, including $10.3 million acquired under a capital lease and $6.2 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares were $2.8 million for the six months ended September 30, 2002, which were used to reduce outstanding balances under our credit facilities.

Financing Activities

Domestic Credit Facility.    During April 2002, Daisytek signed a $200 million senior secured debt facility expiring on April 24, 2005, which was amended, syndicated and increased to $250 million during June 2002. This credit facility replaced the existing $150 million credit facility expiring on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at our option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. We pay fees of 0.375% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities, including loans and payments to related parties, payment of dividends, capital expenditures, acquisitions, investments and asset sales. As of September 30, 2002, the outstanding balance under this credit facility was $133.5 million and, based on our borrowing base limit at September 30, 2002, $13.7 million was available for future borrowings.

During November 2002, we amended certain terms of the domestic credit facility and received a waiver of compliance with its fixed charge ratio and tangible net worth covenants for the quarter ended September 30, 2002. As amended, borrowings under the domestic credit facility through September 30, 2003 accrue interest, at our option, at the prime rate of the lead bank plus an adjustment of 1.0% or the LIBOR rate plus an adjustment of 3.0%. Subsequent to September 30, 2003, borrowings under the credit facility accrue interest, at our option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. We also amended various covenants, including a revision of the calculation of minimum fixed charge ratios and tangible net worth requirements. A new covenant was added which requires us to use our best efforts to raise additional capital having net proceeds of not less than $20 million by March 31, 2003 and to raise such additional capital, in any event, on or before September 30, 2003. Provided, however, in certain circumstances such as if the average availability under the facility for any trailing 30-day period first calculated on February 14, 2003 is less than $15 million, then $20 million (net) of additional capital must be raised within 90 days of such event. There is no assurance that we will be able to raise such additional capital on terms acceptable to us or at all. Should we not be able to satisfy our obligations under this facility, then we could be declared in default, which could lead to the imposition of new terms and condition or the requirement to repay some or all amounts outstanding and seek other sources of financing, which may or may not be available to us on terms acceptable to us or at all.

Foreign Credit Facilities.    During March 2001, we entered into a revolving credit facility with a Canadian bank with maximum credit availability of 40.0 million Canadian dollars, or approximately $25.2 million, expiring during March 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank’s prime rate plus 75 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank’s U.S. dollar base rate in New York plus 75 basis points. As of September 30, 2002, the outstanding balance under the Canadian credit facility was 12.5 million Canadian dollars, or approximately $7.9 million. Based on our borrowing base limit at September 30, 2002, we had 22.7 million Canadian dollars, or approximately $14.3 million, available for future borrowings.

In December 2000, we entered into an agreement with an Australian bank for an unsecured revolving line of credit facility allowing us to borrow Australian dollars up to a maximum of 20.0 million Australian dollars, or approximately $10.9 million, as amended. The Australian credit facility, as amended, expires on January 1, 2003. The Australian credit facility accrues interest at the Australian Bill Rate plus an adjustment ranging from 142.5 basis points to 212.5 basis points depending on our financial performance. As of September 30, 2002, the outstanding balance under the Australian credit facility was 13.0 million Australian dollars, or approximately $7.1 million. We had 7.0 million Australian dollars, or approximately $3.8 million, available for future borrowings. We plan to refinance the Australian credit facility during our third fiscal quarter.

Upon acquisition of ISA, we assumed debt of 36.5 million British pounds, or approximately $53.2 million. ISA debt balances in the U.K. at September 30, 2002 include revolving credit facilities of 18.6 million British pounds, or approximately $29.2 million, which are payable upon demand. ISA also has revolving credit facilities with various European banks of 12.3 million British pounds, or approximately $19.2 million, which are payable upon demand, and a term loan with a bank in Norway for 0.4 million British pounds, or approximately $0.6 million. At September 30, 2002, ISA had 9.9 million British pounds, or approximately $15.5 million, available for future borrowings under its current financing arrangements. We are planning to refinance ISA’s revolving credit facilities in the UK, Norway and Sweden with three-year secured credit facilities.

During July 2002, our Mexican subsidiary entered into a secured revolving line of credit facility with a Mexican bank with maximum credit availability of 90.0 million Mexican pesos, or approximately $8.8 million, expiring during July 2005. Availability under the credit facility is subject to certain borrowing base limitations, as defined. The facility accrues interest at the Interbank Equilibrium Interest Rate in Mexico City plus 325 basis points. As of September 30, 2002, the outstanding balance under the Mexican credit facility was 90.0 million Mexican pesos, or approximately $8.8 million, with no additional funds available for future borrowings.

Contractual Obligations and Guarantees.    Obligations under long-term debt, capital leases and non-cancelable operating leases at September 30, 2002 are as follows (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$206.2	$55.5	$150.5	$0.2	$—
Capital lease obligations	12.6	3.0	3.7	3.0	2.9
Operating leases	39.6	8.8	12.9	9.0	8.9

Total	$258.4	$67.3	$167.1	$12.2	$11.8

Additionally, in connection with the initial public offering of PFSweb, we have guaranteed or subleased to PFSweb certain operating lease obligations. Total minimum payments for these agreements are $18.7 million, including $5.6 million due in less than one year, $7.2 million due in one to three years, $4.6 million due in four to five years and $1.3 million due after five years. We do not expect to make payments under these guarantees or sublease agreements. If performance were required, we would seek to mitigate our exposure with lease terminations and/or subleases, although no assurance can be provided that we would be successful in mitigation.

Forward-Looking Statements

Certain statements used in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements about the financial condition, prospects, operations and business of Daisytek are generally accompanied by words such as “anticipates,” “expects,” “estimates,” “believes,” “intends,” “plans” or similar expressions. These forward-looking statements are subject to numerous risks, uncertainties and other factors, some of which are beyond the control of Daisytek that could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to: general economic conditions; industry trends; the loss of or inability to hire skilled personnel; the loss of key suppliers or customers; the loss or material decline in service of strategic product shipping relationships; customer demand; product availability; competition (including pricing and availability); risks inherent in acquiring, integrating and operating new businesses and investments; concentrations of credit risk; distribution efficiencies; capacity constraints; technological difficulties, including equipment failure or a breach of our security measures; the volatility of our common stock; economic and political uncertainties arising as a result of terrorist attacks; seasonality; exchange rate fluctuations; foreign currency devaluations; economic and political uncertainties in international markets; potential obligations under operating lease commitments of our former subsidiary PFSweb and the regulatory and trade environment (both domestic and foreign). These risks and others are more fully described in Daisytek’s Annual Report of Form 10-K for the year ended March 31, 2002.

Because such forward-looking statements are subject to risks, uncertainties and assumptions, you are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We have experienced no material changes in interest rate risk or foreign exchange risk during the six months ended September 30, 2002. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended March 31, 2002. During the six months ended September 30, 2002, 50.1% of our revenues were derived from customers located outside the United States.

ITEM 4.     Controls and Procedures

Based on an evaluation completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in this report is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse affect on our financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2002, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

1.	Election of one Class II director:

John D. Kearney, Sr.:	For: 8,404,020	Withheld: 4,955,535

The Company’s Class I and III directors, which include James R. Powell (Class I), Daniel T. Owen (Class I), Peter D. Wharf (Class I), Peter P.J. Vikanis (Class III), Dale A. Booth (Class III) and Nicholas A. Giordano (Class III), continue to serve on the Board of Directors following the 2002 Annual Meeting of Stockholders. The terms of the Class I, II, and III directors expire at the annual meeting of stockholders in fiscal year 2004, 2005 and 2003, respectively.

2.	Ratify the appointment of Ernst & Young LLP as auditors for the 2003 fiscal year:

For: 13,141,578	Against: 213,652	Abstained: 4,325

3.	Approve an amendment to Daisytek International Corporation’s certificate of incorporation to increase the number of shares of common stock authorized for issuance from 30,000,000 to 50,000,000:

For: 12,201,142	Against: 1,152,514	Abstained: 5,899

4.	Approve the adoption of the Daisytek International Corporation 2002 Equity Incentive Plan:

For: 2,745,261	Against: 7,314,265	Abstained: 1,158,849	No-Vote: 2,141,180

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

Amendment to Current Report on Form 8-K (Item 7), dated May 7, 2002 and filed on July 22, 2002, to submit historical financial statements related to the acquisition of ISA and pro forma financial information giving effect to the acquisition of ISA.

Current Report on Form 8-K (Items 5 and 7), dated August 7, 2002 and filed on August 9, 2002, regarding earnings for the quarter ended June 30, 2002.

Current Report on Form 8-K (Items 7 and 9), dated and filed on August 14, 2002, to provide the signed certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by each of James R. Powell, President and Chief Executive Officer, and Ralph Mitchell, Executive Vice President – Finance and Chief Financial Officer.

Current Report on Form 8-K (Items 5 and 7), dated August 19, 2002 and filed on August 20, 2002, to announce that Daisytek had completed its acquisition of ISA.

Current Report on Form 8-K (Items 5 and 7), dated August 29, 2002 and filed on August 30, 2002, to announce shareholder actions taken at the annual meeting held on August 29, 2002.

Amendment to Current Report on Form 8-K (Item 7), dated May 7, 2002 and filed on September 19, 2002, to provide historical financial statements of ISA for the year ended December 31, 2000, including an audited reconciliation to US GAAP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2002

DAISYTEK INTERNATIONAL CORPORATION

By:	/s/ Ralph Mitchell
Ralph Mitchell Chief Financial Officer, Chief Accounting Officer, Executive Vice President – Finance (duly authorized officer and Principal Financial Officer)

CERTIFICATIONS

I, James R. Powell, President and Chief Executive Officer of Daisytek International Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Daisytek International Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	DAISYTEK INTERNATIONAL CORPORATION

	By:	/s/ James R. Powell

James R. Powell
President and Chief Executive Officer

I, Ralph Mitchell, Chief Financial Officer of Daisytek International Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Daisytek International Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The
registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	DAISYTEK INTERNATIONAL CORPORATION

	By:	Ralph Mitchell

Ralph Mitchell Chief Financial Officer