Form 10-Q
period 2002-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2003-02-14
CIK 887403

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2002
                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission File Number 0-25400

                       DAISYTEK INTERNATIONAL CORPORATION
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       75-2421746
-------------------------                 -------------------------------------
(State of Incorporation)                        (I.R.S. Employer I.D. No.)

    1025 CENTRAL EXPRESSWAY SOUTH, SUITE 200, ALLEN, TEXAS       75013
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:           (972) 881-4700
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

                 Yes     X                 No
                      ---------                 --------

At February 11, 2003 there were 18,551,286 shares of the registrant's common stock outstanding, excluding 1,773,905 shares of common stock in treasury.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                   PAGE NUMBER
                                                                                                    -----------

      Item 1.     Financial Statements:
                  Condensed Consolidated Balance Sheets (unaudited)................................      3
                  Condensed Consolidated Statements of Operations (unaudited) .....................      4
                  Condensed Consolidated Statements of Cash Flows (unaudited)......................      5
                  Notes to Condensed Consolidated Financial Statements (unaudited).................      6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ....................................................     15

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................     23

      Item 4.     Controls and Procedures..........................................................     23

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings................................................................     23

      Item 6.     Exhibits and Reports on Form 8-K ................................................     24

SIGNATURES            .............................................................................     25

CERTIFICATIONS        .............................................................................     25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,    MARCH 31,
                                                                                           2002           2002
                                                                                        ---------      ---------
                                                                                       (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents .......................................................     $  11,738      $   4,147
  Accounts receivable, net of allowance for doubtful accounts of
      $5,845 and $4,038 at December 31, 2002 and March 31, 2002, respectively .....       241,617        175,921
  Inventories, net ................................................................       190,698        115,377
  Prepaid expenses and other current assets .......................................        36,440         13,259
                                                                                        ---------      ---------
         Total current assets .....................................................       480,493        308,704
                                                                                        ---------      ---------
Property and equipment, at cost:
  Furniture, fixtures and equipment ...............................................        62,463         38,176
  Leasehold improvements ..........................................................         5,407          3,875
                                                                                        ---------      ---------
                                                                                           67,870         42,051
  Less accumulated depreciation and amortization ..................................       (26,772)       (21,245)
                                                                                        ---------      ---------
         Net property and equipment ...............................................        41,098         20,806
Investment in ISA .................................................................            --         28,082
Other assets ......................................................................        15,605          1,928
Goodwill and other intangible assets, net .........................................        73,078         54,870
                                                                                        ---------      ---------
         Total assets .............................................................     $ 610,274      $ 414,390
                                                                                        =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ...............................................     $  26,225      $   7,069
  Trade accounts payable ..........................................................       191,223         84,718
  Accrued expenses and other current liabilities ..................................        16,801         13,575
                                                                                        ---------      ---------
         Total current liabilities ................................................       234,249        105,362
                                                                                        ---------      ---------

Long-term debt, less current portion ..............................................       198,571        111,343
Other liabilities .................................................................            --          1,665
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none issued and
   outstanding ....................................................................            --             --
  Common stock, $0.01 par value; 50,000,000 shares authorized and 20,315,439 shares issued at December 31, 2002; and 30,000,000 shares authorized and 19,684,711
   shares issued at March 31, 2002 ................................................           203            197
  Additional paid-in capital ......................................................       123,676        117,946
  Retained earnings ...............................................................        79,115        103,268
  Accumulated other comprehensive loss ............................................       (13,848)       (13,699)
  Treasury stock at cost, 1,773,905 at December 31, 2002 and March 31, 2002 .......       (11,692)       (11,692)
                                                                                        ---------      ---------
         Total shareholders' equity ...............................................       177,454        196,020
                                                                                        ---------      ---------
         Total liabilities and shareholders' equity ...............................     $ 610,274      $ 414,390
                                                                                        =========      =========

   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             DECEMBER 31,                DECEMBER,
                                                                    ------------- -----------   --------------------------
                                                                        2002          2001         2002            2001
                                                                    -----------   -----------   -----------    -----------

Net revenues ....................................................   $   478,617   $   309,338   $ 1,334,020    $   861,059
Cost of revenues ................................................       429,525       278,400     1,215,865        769,052
                                                                    -----------   -----------   -----------    -----------
      Gross profit ..............................................        49,092        30,938       118,155         92,007
Selling, general and administrative expenses ....................        39,365        20,639       111,341         63,666
Goodwill impairment charges .....................................            --            --        13,864             --
Depreciation and amortization ...................................         2,090         1,537         6,176          3,901
Restructuring and nonrecurring costs ............................         2,701         2,044         7,754          6,469
                                                                    -----------   -----------   -----------    -----------
      Income (loss) from operations .............................         4,936         6,718       (20,980)        17,971
Interest expense, net ...........................................         4,401         1,850        11,397          5,190
                                                                    -----------   -----------   -----------    -----------
      Income (loss) from continuing operations before
      income taxes ..............................................           535         4,868       (32,377)        12,781
Provision (benefit) for income taxes ............................           188         1,752        (7,004)         4,720
                                                                    -----------   -----------   -----------    -----------
      Income (loss) from continuing operations before
      equity in net income of affiliate and minority
      interest ..................................................           347         3,116       (25,373)         8,061
Equity in net income (loss) of affiliate and minority
      interest ..................................................           600            --         1,220             --
                                                                    -----------   -----------   -----------    -----------
      Income (loss) from continuing operations ..................           947         3,116       (24,153)         8,061
Discontinued operations
      Loss from operations of discontinued subsidiary,
       net of tax ...............................................            --            --            --         (1,085)
                                                                    -----------   -----------   -----------    -----------
      Net income (loss) .........................................   $       947   $     3,116   $   (24,153)   $     6,976
                                                                    ===========   ===========   ===========    ===========

Net income (loss) per common share:
  Basic
      Income (loss) from continuing operations ..................   $      0.05   $      0.20   $     (1.32)   $      0.52
      Loss from operations of discontinued subsidiary,
       net of tax ...............................................            --            --            --          (0.07)
                                                                    -----------   -----------   -----------    -----------
      Net income (loss) .........................................   $      0.05   $      0.20   $     (1.32)   $      0.45
                                                                    ===========   ===========   ===========    ===========
  Diluted
      Income (loss) from continuing operations ..................   $      0.05   $      0.18   $     (1.32)   $      0.48
      Loss from operations of discontinued subsidiary,
       net of tax ...............................................            --            --            --          (0.07)
                                                                    -----------   -----------   -----------    -----------
      Net income (loss) .........................................   $      0.05   $      0.18   $     (1.32)   $      0.41
                                                                    ===========   ===========   ===========    ===========
Weighted average common and common share equivalents outstanding:
      Basic .....................................................        18,497        15,899        18,282         15,378
      Diluted ...................................................        18,978        17,315        18,282         16,811





   The accompanying notes are an integral part of these financial statements.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                      --------------------
                                                                        2002        2001
                                                                      --------    --------

Net cash provided by (used in) operating activities from continuing
   operations .....................................................   $(13,382)   $ 11,562

Cash flows from investing activities:
    Purchases of property and equipment ...........................     (7,273)     (9,158)
    Proceeds from the sale and leaseback of equipment .............         --       8,000
    Payment for acquisition of and investment in ISA, net of cash
     acquired .....................................................     (7,793)    (18,553)
    Other acquisitions of businesses, net of cash acquired ........     (2,119)    (16,249)
    Acquisition of Memphis distribution assets ....................         --     (10,700)
    Disposition of subsidiary .....................................         --         923
    Increase in note receivable and other assets ..................        (69)       (525)
                                                                      --------    --------
                Net cash used in investing activities .............    (17,254)    (46,262)
                                                                      --------    --------

Cash flows from financing activities:
    Proceeds from lines of credit, net ............................     31,578       8,095
    Net proceeds from private placement of common stock ...........         --      16,430
    Net proceeds from exercise of stock options and issuance
      of common stock .............................................      3,836      13,338
    Other .........................................................         --        (334)
                                                                      --------    --------
                Net cash provided by financing activities .........     35,414      37,529
Effect of exchange rates on cash and cash equivalents .............      2,813         528
                                                                      --------    --------
Net increase in cash and cash equivalents .........................      7,591       3,357
Cash and cash equivalents, beginning of period ....................      4,147       1,971
                                                                      --------    --------
Cash and cash equivalents, end of period ..........................   $ 11,738    $  5,328
                                                                      ========    ========

Net cash used in operating activities from discontinued operations    $     --    $   (685)

Activities not affecting cash:
  Property and equipment acquired under capital leases ............   $ 12,445    $  3,088







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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary; amends SFAS No. 13 with respect to sales-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on the Company's reported results of operations or financial position. Approximately $0.2 million of debt termination costs that would have been classified as extraordinary under the provisions of SFAS No. 4 are included in restructuring and nonrecurring costs for the nine months ended December 31, 2002.

    The Company will adopt Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective January 1, 2003. The EITF consensus standardizes the accounting treatment and classification of monies received from vendors and generally requires, unless certain criteria are met, that such cash consideration be treated as a reduction of the cost of inventory acquired from the vendor. The EITF also concluded that rebates or refunds that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated. Because Daisytek receives a significant amount of vendor consideration in the form of rebates, cooperative advertising and marketing development funds, the effect on the Company's financial statements could be material. Management is in the process of evaluating the effect of this new standard on the Company's financial statements.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective this quarter (see
Note 13). Management does not expect that the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements or disclosures.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 gives entities that elect to adopt the fair market value method of accounting for stock options granted to employees provided for in SFAS No. 123, Accounting for Stock-Based Compensation, three alternative transitional accounting methods. SFAS No. 148 also provides that certain pro forma and other information regarding stock options which is currently required only in an entity's annual financial statements will now be required in interim reports as well. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Management is in the process of evaluating the implications of this new standard on the Company's consolidated financial statements.

NOTE 3 - ACQUISITION OF ISA

     During September 2001, Daisytek invested 8.0 million British pounds, or approximately $11.4 million, in preference shares of ISA International plc ("ISA") a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd. ("Kingfield Heath"), a U.K.-based wholesaler of office products. The preference shares were convertible into 50% plus one share of ISA at Daisytek's option at any time over a period of five years. The preference shares earned a quarterly variable rate cumulative preferential dividend. ISA did not pay the preference dividend due to Daisytek on April 1, 2002. Failure to pay a preference dividend for more than 14 days after its due date constituted an event of default under ISA's articles of association, unless waived by Daisytek. Daisytek had agreed to waive the outstanding payment, but this agreement to waive expired on May 6, 2002. As a result of this event of default, as of May 7, 2002, Daisytek was entitled to vote its preference shares on an as-converted basis (50% plus one share), entitling Daisytek to majority voting control and allowing the Company to appoint to the board of ISA a number of directors equivalent to 50%. Accordingly, the Company began using consolidation accounting for the investment in ISA effective May 7, 2002.

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

     The aggregate purchase price of and investment in ISA is approximately $37.8 million, including cash purchases of ISA shares of approximately $4.7 million, the issuance of approximately 140,000 unregistered Daisytek common shares valued at approximately $1.9 million (based on the average Daisytek share value upon mailing of the recommended offer) in exchange for ISA shares, Daisytek's prior investment in ISA preference shares of approximately $11.4 million, funds previously advanced by Daisytek to ISA of approximately $16.7 million and transactions costs of $3.1 million. The acquisition of ISA provides the Company with access to ISA's pan-European reach and local knowledge and resulted in the recognition of approximately $27.0 million of goodwill.

     The following table summarizes the estimated fair value of ISA's assets acquired and liabilities assumed at the date of merger. This purchase price allocation is preliminary pending final completion of appraisals and other fair value analysis of assets and liabilities.

       (in thousands)
       Current assets.........................................     $   120,412
       Property and equipment.................................           6,379
       Deferred tax asset.....................................           8,805
       Goodwill...............................................          26,987
       Other assets...........................................              30
       Current liabilities....................................         (71,622)
       Long-term debt.........................................         (53,151)
                                                                   -----------
         Total net assets acquired............................     $    37,840
                                                                   ===========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The results of operations for the three months and nine months ended December 31, 2002 include the operations of ISA from May 7, 2002, based on the Company's ownership percentages during this period. Unaudited pro forma consolidated results of operations, assuming that the Company acquired 100% of ISA on April 1, 2001 follow:

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                            -----------------------------   -----------------------------
                                                2002             2001            2002             2001
                                            -------------   -------------   -------------    -------------
Net revenues ............................   $     478,617   $     445,876   $   1,390,105    $   1,234,886
Net income (loss) .......................   $         947   $       2,560   $     (24,190)   $       2,596
Net income (loss) per common share -
    Basic ...............................   $        0.05   $        0.16   $       (1.32)   $        0.17
Net income (loss) per common share -
    Diluted .............................   $        0.05   $        0.15   $       (1.32)   $        0.15

    The pro forma information is not necessarily indicative of the actual results that would have been achieved had the ISA acquisition occurred for the periods presented, nor is it indicative of future results of operations.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company's purchase agreement for the acquisition of Digital Storage, LLC ("Digital Storage"), completed during the first quarter of fiscal year 2002, provided for an adjustment to the purchase price based on certain performance criteria for each of the two years following the acquisition. Based on Digital Storage's performance during the first year following the acquisition, the Company has increased the original purchase price and goodwill by approximately $2.1 million.

    Goodwill and Other Intangible Assets includes a non-compete covenant acquired during the quarter ending December 31, 2002. The fair value of the non-compete covenant is approximately $0.4 million and will be amortized using the straight-line method over the one-year life of the asset.

    During the quarter ended September 30, 2002, the Company recognized total goodwill impairment charges of approximately $13.8 million. No tax benefit was recognized. The total charge related to impairment of goodwill at the professional tape products unit was $12.0 million, representing approximately half of the total goodwill balance at this unit. The Company performed the two-step impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, on its professional tape products unit due to persisting negative business and industry trends, including industry wide price degradation, which resulted in worse than expected performance and lower earnings forecasts during the second quarter. The total charge related to the impairment of goodwill at the Argentinean computer and office supplies unit was $1.8 million, representing the entire goodwill balance of this unit. The Company performed the SFAS No. 142 impairment test on its Argentinean computer and office supplies unit due to economic and political issues in Argentina, which significantly reduced the Company's operations there during the second quarter and resulted in reduced earnings forecasts. Fair values for both the professional tape products and Argentinean computer and office supplies units were determined using discounted fair value of expected future cash flows.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INVESTMENT

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

                                                     THREE MONTHS      NINE MONTHS
                                                        ENDED            ENDED
                                                     DECEMBER 31,     DECEMBER 31,
                                                         2002             2002
                                                     ------------     ------------
Net revenues ...................................     $     80,073     $    205,125
Gross profit ...................................           18,665           45,547
Net income .....................................            1,276            2,825

NOTE 6 - COMPREHENSIVE INCOME

    The Company includes currency translation adjustments and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. The following table sets forth comprehensive income (in thousands):

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   DECEMBER 31,              DECEMBER 31,
                                                -------------------    ----------------------
                                                  2002       2001        2002       2001
                                                --------   --------    --------    --------
Net income (loss) ...........................   $    947   $  3,116    $(24,153)   $  6,976
Comprehensive income adjustments:
     Foreign currency translation
       adjustment ...........................      2,544     (3,142)        326      (3,073)
     Cumulative effect of adoption of SFAS
       133 as of April 1, 2001, net of tax of
       $240 .................................         --         --          --        (445)
     Change in fair value of derivative
       financial instruments, net of tax of
       $(102) and $81 for the three months
       ended December 31, 2002 and 2001,
       respectively, and $256 and $512 for
       the nine months ended December 31,
       2002 and 2001, respectively ..........        189        151        (475)       (951)
                                                --------   --------    --------    --------
Comprehensive income (loss) .................   $  3,680   $    125    $(24,302)   $  2,507
                                                ========   ========    ========    ========

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            DECEMBER 31               DECEMBER 31,
                                                       -----------------------   ------------------------
                                                          2002         2001         2002          2001
                                                       ----------   ----------   ----------    ----------
NUMERATOR:
   Income (loss) from continuing operations ........   $      947   $    3,116   $  (24,153)   $    8,061
     Loss from operations of discontinued
      subsidiary, net of tax .......................           --           --           --        (1,085)
                                                       ----------   ----------   ----------    ----------
     Net income (loss) .............................   $      947   $    3,116   $  (24,153)   $    6,976
                                                       ==========   ==========   ==========    ==========
DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average shares .......................       18,497       15,899       18,282        15,378
   Effect of dilutive securities:
     Stock options .................................          481        1,416           --         1,433
                                                       ----------   ----------   ----------    ----------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares ..............       18,978       17,315       18,282        16,811
                                                       ==========   ==========   ==========    ==========

Basic earnings per common share:
     Income (loss) from continuing operations ......   $     0.05   $     0.20   $    (1.32)   $     0.52
     Loss from operations of discontinued
      subsidiary, net of tax .......................           --           --           --         (0.07)
                                                       ----------   ----------   ----------    ----------
     Net income (loss) .............................   $     0.05   $     0.20   $    (1.32)   $     0.45
                                                       ==========   ==========   ==========    ==========

Diluted earnings per common share:
     Income (loss) from continuing operations ......   $     0.05   $     0.18   $    (1.32)   $     0.48
     Loss from operations of discontinued
      subsidiary, net of tax .......................           --           --           --         (0.07)
                                                       ----------   ----------   ----------    ----------
     Net income (loss) .............................   $     0.05   $     0.18   $    (1.32)   $     0.41
                                                       ==========   ==========   ==========    ==========

    Employees and former employees exercised stock options to acquire 51,022 shares for proceeds of approximately $0.6 million during the three months ended December 31, 2002 and 421,315 shares for proceeds of approximately $3.5 million during the nine months ended December 31, 2002.

NOTE 8 - DEBT

UNITED STATES CREDIT FACILITY

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

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    During November 2002, the Company amended certain terms of its domestic credit facility and received a waiver of compliance for its fixed charge ratio and tangible net worth covenants for the quarter ended September 30, 2002. As amended, borrowings under the domestic credit facility through September 30, 2003 accrue interest, at the Company's option, at the prime rate of the lead bank plus an adjustment of 1.0% or the LIBOR rate plus an adjustment of 3.0%. Subsequent to September 30, 2003, borrowings under the credit facility accrue interest, at the Company's option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined.

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

    Upon the first calculation on February 14, 2003, the Company's trailing 30-day average availability under this facility is less than $15 million. Therefore, in addition to the requirement that the Company will use its best efforts to raise the additional capital by March 31, 2003, the Company will be required, in any event, to raise such capital within 90 days of February 14, 2003 (by May 15, 2003). The Company anticipates being able to raise the additional capital by the required deadline.

INTERNATIONAL CREDIT FACILITIES

    During July 2002, the Company's Mexican subsidiary entered into a secured revolving line of credit facility with a Mexican bank with maximum credit availability of 90.0 million Mexican pesos, or approximately $8.6 million, expiring during July 2005. Availability under the credit facility is subject to certain borrowing base limitations, as defined. The facility accrues interest at the Interbank Equilibrium Interest Rate in Mexico City plus 325 basis points.

     During February 2003, ISA signed a 33.5 million British pounds (approximately $53.9 million) secured debt facility with an initial period expiring during February 2006. This facility replaced existing facilities of approximately 22.8 million British pounds (approximately $36.7 million) which were payable on demand. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at the LIBOR rate plus an adjustment ranging from 1.35% to 2.35%. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum interest cover ratio and minimum level of tangible net worth as well as maintaining accounts receivable and accounts payable days outstanding below defined maximum levels, and restrictions on certain activities, including loans and payments to related parties, payment of dividends and asset sales.

      In November 2002, Daisytek Australia Pty. Ltd. signed a 35 million Australian dollar (approximately $19.6 million) revolving credit facility, expiring on November 18, 2005. This credit facility replaced the existing 20 million Australian dollar (approximately $11.2 million) unsecured credit facility. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowing under the credit facility accrues interest at the index rate plus 2.7%. Fees are 0.5% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio, a minimum level of tangible net worth, restriction on certain activities, loans, payments to related parties, capital expenditures, acquisitions, investments, assets sales and sale-leaseback transactions.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - RESTRUCTURING AND NONRECURRING COSTS

     Restructuring and nonrecurring costs consist of the following for the three months and nine months ended December 31, 2002 and 2001 (in thousands):

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                               DECEMBER 31,        DECEMBER 31,
                                           ------------------   -----------------
                                            2002     2001        2002     2001
                                           ------   ------      ------   ------
Restructuring charges (a) ..............   $2,701   $2,044      $7,599   $2,044
Final PFSweb separation charges (b) ....       --       --          --    4,425
Other ..................................       --       --         155       --
                                           ------   ------      ------   ------
                                           $2,701   $2,044      $7,754   $6,469
                                           ======   ======      ======   ======

(a) During the third quarter of fiscal year 2002, the Company commenced a United States restructuring plan that includes (1) information technology enhancements; (2) distribution improvements and consolidation of subsidiary warehouses into new regional hub facilities in order to leverage distribution costs; and (3) centralization of certain back-office resources. During the three months ended December 31, 2002, the Company incurred pre-tax charges of approximately $2.7 million, including $2.5 million related to warehouse and distribution initiatives (including costs associated with the opening and testing of the new distribution facilities in Bakersfield, California, and Albany, New York, and the integration of office products at the Company's central distribution center in Memphis) and $0.2 million related to other back-office improvements. During the nine months ended December 31, 2002, the Company incurred pre-tax charges of approximately $7.6 million, including $5.9 million related to warehouse and distribution initiatives; $0.4 million related to the termination of employees; and $1.3 million related to other back-office improvements.

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

NOTE 10 - INCOME TAXES

     The provision for income taxes for the quarter ended September 30, 2002 was affected by goodwill impairment charges of $13.8 million, which were not tax deductible in the same period as this charge. The provision for income taxes for the quarter ended June 30, 2002 was affected by a recovery of approximately $0.3 million of previously paid state income taxes. The income tax rate is expected to be approximately 35% for the remainder of the fiscal year, down from the prior year due to the acquisition of ISA.

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SEGMENT DATA

    The Company currently operates in two reportable business segments - (1) computer and office supplies and (2) professional tape products. Separate financial data for each of the Company's operating segments, excluding discontinued operations, is provided below (in thousands):

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            DECEMBER 31,                   DECEMBER 31,
                                                   ---------------------------   ----------------------------
                                                       2002           2001           2002            2001
                                                   ------------   ------------   ------------    ------------
Net revenues:
    Computer and office supplies, excluding
     discontinued operations ...................   $    463,067   $    291,984   $  1,286,008    $    807,195
    Professional tape products .................         15,550         17,354         48,012          53,864
                                                   ------------   ------------   ------------    ------------
    Consolidated ...............................   $    478,617   $    309,338   $  1,334,020    $    861,059
                                                   ============   ============   ============    ============
Operating contribution:
    Computer and office supplies, excluding
      discontinued operations ..................          6,804          8,776         (2,498)         21,967
      Professional tape products ...............            833            886        (10,728)          3,373
                                                   ------------   ------------   ------------    ------------
      Consolidated .............................   $      7,637   $      9,662   $    (13,226)   $     25,340
                                                   ============   ============   ============    ============

    The Company's computer and office supplies segment includes certain expenses that relate to the professional tape products segment which are not allocated by management to this segment. These expenses primarily represent: (1) costs related to the Company's centralized management information, warehouse and telephone systems and (2) executive, administrative and other corporate costs. Restructuring and nonrecurring costs of $2.7 million and $2.9 million for the three months ended December 31, 2002 and 2001 respectively, have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements. Restructuring and nonrecurring costs of $7.8 million and $7.4 million for the nine months ended December 31, 2002 and 2001, respectively, have not been allocated to the reportable segments and must be included to reconcile to the income from operations reported in the Company's consolidated financial statements.

NOTE 12 - RESERVE ESTIMATES AND ADJUSTMENTS

     During the second quarter of fiscal year 2003, the Company recorded increases in reserve estimates and other adjustments totaling $20.2 million ($12.9 million after tax). These charges are summarized below (in millions):

                                                                                        Pre-Tax  Post-Tax
                                                                                        Charge    Charge
                                                                                        ------   --------
Items affecting gross profit:
 Costs related to U.S. business, including the office products initiative, distribution center and logistics costs and vendor programs (office products
    and computer supplies) ..........................................................   $ 10.6   $  6.8
  Costs related to The Tape Company .................................................      1.2      0.7
  Costs related to Latin American operations ........................................      3.7      2.4
  Other .............................................................................      0.5      0.3
                                                                                        ------   ------
                                                                                        $ 16.0   $ 10.2
Items affecting selling, general and administrative expenses:
  Costs related to The Tape Company .................................................      0.2   $  0.2
  Costs related to Latin American operations ........................................      1.5      0.9
  Professional costs, acquisition costs and other ...................................      2.5      1.6
                                                                                        ------   ------
                                                                                        $  4.2   $  2.7

 Total ..............................................................................   $ 20.2   $ 12.9
                                                                                        ======   ======

               DAISYTEK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Daisytek's professional tape products unit continues to experience negative industry trends. Recent price changes have diminished management's long-term outlook for this industry. In light of the industry-wide issues and current management forecasts, the Company recorded increases in reserve estimates for customer and vendor accounts receivable, inventory and other assets totaling approximately $1.4 million ($0.9 million after tax). The professional tape products unit represented approximately 3% of the Company's total third quarter revenues.

     The Argentinean computer and office supplies unit was further impacted by countrywide economic and political issues. Argentina currently represents less than 1% of total revenues. In addition to Argentina, other Latin American export markets are experiencing economic uncertainty at present. The Company conducted a review of major asset accounts such as customer and vendor accounts receivable, inventory and other assets related to all of the Latin American businesses, including Argentina, Mexico and the U.S.-based export business. In light of operating decisions related to the amount and type of business the Company conducts in Latin America and due to this review of the net realizable value of assets, reserve estimates were increased by approximately $5.2 million ($3.3 million after tax). The Company's Mexican operations are performing in line with expectations, however the Company is currently reviewing all levels of business into its export markets.

    Costs related to the U.S. business, including Daisytek's expansion into office products and the distribution center reorganization impacted the Company's performance for the quarters ended September 30, 2002 and December 31, 2002. During the second quarter, the Company made three decisions that negatively impacted short-term earnings but that were believed to be important for the long-term success of the overall business. (1) Management decided to reset the Memphis Superhub to the new management warehouse system over a longer time period, in order to maintain the highest-possible customer service and minimize risks. (2) The Company gave away the new full-line computer and office supplies catalogs to many customers, instead of selling them, in order to get the catalog in as many hands as possible, as quickly as possible, to accelerate revenue growth. (3) The Company reduced its short-term cooperative marketing efforts with office products and computer supplies vendors to ensure promotion of long-term channel development. As a result of these decisions and a review of asset net realizable values, the Company increased certain reserve estimates for balance sheet items including customer and vendor accounts receivable, deferred costs, inventory and other by $10.6 million ($6.8 million after tax).

NOTE 13- GUARANTEES

      In connection with the initial public offering of PFSweb, the Company has guaranteed or subleased to PFSweb certain operating lease obligations. Total minimum payments for these agreements are $17.2 million, including $5.6 million due in less than one year, $6.5 million due in one to three years, $4.2 million due in four to five years and $0.9 million due after five years. The Company does not expect to make payments under these guarantees or sublease agreements. If performance were required, the Company would seek to mitigate our exposure with lease terminations and/or subleases, although no assurance can be provided that the Company would be successful in mitigation. The Company's financial statements do not include any liability for these guarantees.

NOTE 14 -- RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

    In the past, the Company has made available one-year and three-year loans to its executive officers and non-employee directors. The one-year loans accrue interest at the Company's effective borrowing rate (6.47% at December 31, 2002 and 3.8% at March 31, 2002) and the three-year loans accrue interest at the prime rate plus one percent. Loan amounts classified as short-term under these contracts are included in other current assets on the Company's consolidated balance sheets and totaled $1.9 million at December 31, 2002 and $0.2 million at March 31, 2002. Loan amounts classified as long-term under these contracts are included in other assets on the Company's consolidated balance sheets and totaled $0.2 million at December 31, 2002 and $1.0 million at March 31, 2002.

    James R. Powell, the Company's President and Chief Executive Officer, had outstanding loans totaling $0.8 million at December 31, 2002. Of this amount, $0.2 million, plus interest, is past due and in default. The Board of Directors and Audit Committee has demanded payment from Mr. Powell and believes that it will receive payment. In the event the payment is not received, the Board of Directors will pursue appropriate action.

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

RESULTS OF OPERATIONS

Recent Accounting Pronouncements

    We adopted Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective April 1, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary; amends SFAS No. 13 with respect to sales-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material impact on our reported results of operations or financial position. Approximately $0.2 million of debt termination costs that would have been classified as extraordinary under the provisions of SFAS No. 4 are included in restructuring and nonrecurring costs for the nine months ended December 31, 2002.

   We will adopt Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective January 1, 2003. The EITF consensus standardizes the accounting treatment and classification of monies received from vendors and generally requires, unless certain criteria are met, that such cash consideration be treated as a reduction of the cost of inventory acquired from the vendor. The EITF also concluded that rebates or refunds that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated. Because Daisytek receives a significant amount of vendor consideration in the form of rebates, cooperative advertising and marketing development funds, the effect on our financial statements could be material. We are in the process of evaluating the effect of this new standard on our financial statements.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value and also requires a guarantor to make certain disclosures regarding guarantees. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective this quarter (see
Note 13). We do not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements or disclosures.

   In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 gives entities that elect to adopt the fair market value method of accounting for stock options granted to employees provided for in SFAS No. 123, Accounting for Stock-Based Compensation, three alternative transitional accounting methods. SFAS No. 148 also provides that certain pro forma and other information regarding stock options which is currently required only in an entity's annual financial statements will now be required in interim reports as well. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We are in the process of evaluating the implications of this new standard on our consolidated financial statements.

    Acquisition of ISA

     On May 23, 2002, we mailed a recommended offer to shareholders of ISA International plc ("ISA"), a pan-European distributor of computer supplies, which indirectly owns 47% of Kingfield Heath Ltd. ("Kingfield Heath"), a U.K.-based wholesaler of office products. During the first quarter of fiscal 2003, we received acceptances from ISA shareholders totaling more than 90% of ISA ordinary shares. During August 2002, we exercised our rights under U.K. law to pursue compulsory acquisition and completed the acquisition of the remainder of the ISA ordinary shares. We began using consolidation accounting for our investment in ISA and equity method accounting for the 47% investment in Kingfield Heath effective May 7, 2002.

    Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

         Net Revenues. Net revenues for the quarter ended December 31, 2002 increased 54.7% to $478.6 million compared to $309.3 million for the prior year quarter. Computer and office supplies net revenues increased 58.6% for the quarter ended December 31, 2002 compared to the prior year. The increase in revenue over the prior year is attributable to (1) the acquisition of ISA; (2) growth in sales of computer media, accessories and supplies at the Digital Storage division; and (3) growth in sales of copier and fax supplies at the Arlington division. Increases at Digital Storage and Arlington were primarily volume-related. Excluding ISA, computer and office supplies net revenues increased 2.5%. Within the computer and office supplies segment, domestic operations increased approximately 5.5% and international operations, in U.S. dollars and excluding ISA, decreased approximately 2.5% compared to the prior year quarter. Excluding revenue from Argentina, which has been negatively impacted by a currency devaluation and general economic slowdown, international operations, in U.S. dollars and excluding ISA, increased approximately 1.6% compared to the prior year quarter.

         The computer and office supplies revenue increase for the quarter ended December 31, 2002 was partially offset by a 10.4% revenue decrease in our professional tape products segment, due to increased competition, decreases in volume and industry price decreases.

         Gross Profit. Gross profit as a percentage of net revenues was 10.3% for the quarter ended December 31, 2002 compared to 10.0% for the prior year. Gross profit was favorably impacted by the acquisition of ISA in Europe, which typically operates at higher margin percentages than our traditional US computer supplies business. This higher European margin results from operation of a "hybrid" distributor model that includes both direct and indirect sales channels, which is not generally supported in the U.S. market. This favorable impact was partially offset by comparatively lower vendor program money recognized during the quarter and a reduction in revenue at the Tape Company, which typically operates at higher gross margins. Our adoption on January 1, 2003 of EITF Issue No. 02-16 (see "Recent Accounting Pronouncements") could negatively affect our gross profit in the fourth fiscal quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended December 31, 2002 was $39.4 million, or 8.2% of net revenues, compared to $20.6 million, or 6.7% of net revenues, for the prior year. The increase in SG&A (both in dollars and as a percentage of sales) is primarily due to the acquisition of ISA which operates with higher SG&A percentages. SG&A also increased compared to the prior year due to investments we have made to build an infrastructure to support the launch of our expansion into office products in January 2003. This included the addition of new warehouse facilities near Bakersfield, California and Albany, New York, combined with investments in a dedicated sales and management team to support this expansion. SG&A improvements resulting from our restructuring activities have partially offset these factors.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended December 31, 2002 was $2.1 million compared to $1.5 million for the prior year quarter. The increase is due to the acquisition of ISA and to new capital expenditures related to the new warehouse facilities and the reconfiguration of our Memphis warehouse.

         Restructuring and Nonrecurring costs. During the quarter ended December 31, 2002, we recognized pre-tax charges of $2.7 million related to restructuring activities, including $2.5 million related to warehouse and distribution initiatives (including costs associated with the opening and testing of the new distribution facilities in Bakersfield, California, and Albany, New York, and the integration of office products at our central distribution center in Memphis) and $0.2 million related to other back-office improvements.

         Interest Expense, net. Interest expense increased to $4.4 million for the quarter ended December 31, 2002 compared to $1.9 million for the prior year quarter. The increase in interest expense is primarily attributable to higher interest rates compared to the prior year and increases in our debt levels due to: (1) the impact of the investment in and working capital advances to ISA during fiscal year 2002 and the subsequent acquisition of ISA during fiscal year 2003 and (2) higher working capital related to investments in infrastructure and inventory to support the office products rollout. These increases in debt levels were partially offset by debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001.

         Income Taxes. Our effective income tax rate was 35.1% and 36.0% for the three months ended December 31, 2002 and 2001, respectively. We expect our effective tax rate for the remainder of fiscal year 2003 to be approximately 35%.

         Equity in Net Income of Affiliate and Minority Interest. Equity in net income of affiliate and minority interest was $0.6 million for the quarter ended December 31, 2002, representing equity method net income related to ISA's investment in Kingfield Heath.

    Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

         Goodwill Impairment Charges, Reserve Estimates and Adjustments. During the second quarter of fiscal year 2003, we recorded goodwill impairment charges of $13.8 million (no tax benefit) and increases in reserve estimates and other adjustments totaling $20.2 million ($12.9 million after tax). These charges are summarized below (in millions):

                                                                                        Pre-Tax  Post-Tax
                                                                                        Charge   Charge
                                                                                        ------   -------
Items affecting gross profit:
 Costs related to U.S. business, including the office products initiative, distribution center and logistics costs and vendor programs (office products
    and computer supplies) ..........................................................   $ 10.6   $  6.8
  Costs related to The Tape Company .................................................      1.2      0.7
  Costs related to Latin American operations ........................................      3.7      2.4
  Other .............................................................................      0.5      0.3
                                                                                        ------   ------
                                                                                        $ 16.0   $ 10.2
Items affecting selling, general and administrative expenses:
  Costs related to The Tape Company .................................................      0.2   $  0.2
  Costs related to Latin American operations ........................................      1.5      0.9
  Professional costs, acquisition costs and other ...................................      2.5      1.6
                                                                                        ------   ------
                                                                                        $  4.2   $  2.7
Goodwill impairment charges:
  Tape (no tax effect) ..............................................................   $ 12.0   $ 12.0
  Argentina (no tax effect) .........................................................      1.8      1.8
                                                                                        ------   ------
                                                                                        $ 13.8   $ 13.8

 Total ..............................................................................   $ 34.0   $ 26.7
                                                                                        ======   ======

     Daisytek's professional tape products unit continues to experience negative industry trends. Recent price changes have diminished management's long-term outlook for this industry. As a result, we reviewed our impairment calculation in light of new operating assumptions and we recorded a goodwill impairment charge during the quarter ended September 30, 2002 of $12.0 million, representing approximately half of the total goodwill balance at the professional tape products unit. Also in light of the industry-wide issues and management forecasts, we recorded increases in reserve estimates for customer and vendor accounts receivable, inventory and other assets totaling approximately $1.4 million ($0.9 million after tax). The professional tape products unit represents 3% of our total third quarter revenues.

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

     In addition to Argentina, other Latin American export markets are experiencing economic uncertainty at present. We conducted a review of major asset accounts such as customer and vendor accounts receivable, inventory and other assets related to all our Latin American businesses, including Argentina, Mexico and our U.S.-based export business. In light of operating decisions related to the amount and type of business we are conducting in Latin America and due to this review of the net realizable value of assets, we have increased reserve estimates by approximately $5.2 million ($3.3 million after tax). Our Mexican operations are performing in line with expectations, however we are currently reviewing all levels of business into these markets.

     Costs related to our U.S. business, including our expansion into office products and the distribution center reorganization, impacted our performance for the quarter ended September 30, 2002. During this quarter, we made three decisions that negatively impacted short-term earnings but that we believe were important for the long-term success of our overall business. (1) We decided to reset our Memphis Superhub to the new management warehouse system over a longer time period, in order to maintain the highest-possible customer service and minimize risks. (2) We gave away the new full-line computer and office supplies catalogs to many customers, instead of selling them, in order to get the catalog in as many hands as possible, as quickly as possible, to accelerate revenue growth. (3) We reduced our short-term cooperative marketing efforts with office products and computer supplies vendors to ensure we are promoting long-term channel development. As a result of these decisions and a review of asset net realizable values, we increased certain reserve estimates for balance sheet items including customer and vendor accounts receivable, deferred costs, inventory and other by $10.6 million ($6.8 million after tax).

         Net Revenues. Net revenues for the nine months ended December 31, 2002 increased 54.9% to $1,334.0 million compared to $861.1 million for the comparable prior year period. Computer and office supplies net revenues increased 59.3% for the quarter ended December 31, 2002 compared to the prior year. The increase in revenue over the prior year is attributable primarily to
(1) the acquisition of ISA; (2) growth in the emerging consumer channels such as web-based resellers, drug and grocery stores, mass merchants and direct marketers; (3) growth in sales of copier and fax supplies at the Arlington division; and (4) the acquisitions of Digital Storage during the first quarter of fiscal year 2002 and General Stationery Supplies during the second quarter of fiscal year 2002. Increases were primarily volume-related. Excluding ISA, computer and office supplies net revenues for the nine months ended December 31, 2002 increased 11.7%. Within the computer and office supplies segment, domestic operations increased approximately 16.1% and international operations, in U.S. dollars and excluding ISA, increased approximately 4.8% compared to the prior year. Excluding revenue from Argentina, which has been negatively impacted by a currency devaluation and general economic slowdown, international operations for the nine months ended December 31, 2002, in U.S. dollars and excluding ISA, increased approximately 11.5% compared to the prior year.

         The computer and office supplies revenue increase for the nine months ended December 31, 2002 was partially offset by an 10.9% revenue decrease in our professional tape products segment, due to increased competition, decreases in volume and industry price decreases.

         Gross Profit. Gross profit as a percentage of net revenues was 8.9% for the nine months ended December 31, 2002 compared to 10.7% for the prior year. The decline in gross margin percentage is attributable primarily to certain reserves and adjustments recorded during the quarter ended September 30, 2002, as described in "Goodwill Impairment Charges, Reserve Estimates and Adjustments." Additionally, gross margin was negatively impacted by (1) factors related to our U.S. business, including our expansion into office products and the distribution center reorganization, including the production of the new 900-page full-line computer and office supplies catalog; higher-than-expected costs in the build-out of new warehouses near Bakersfield, California, and Albany, New York; and certain delays in converting from more expensive air delivery to lower-cost ground; (2) the decline in revenue in the professional tape products segment, which typically operates at higher gross margin percentages; and (3) the acquisition during the first quarter of fiscal 2002 of certain assets and liabilities of Digital Storage, which typically operates at lower gross margins than the remainder of our business. The decline in gross margin percentage was partially offset by a higher gross margin for ISA.

         Selling, General and Administrative Expenses. SG&A for the nine months ended December 31, 2002 was $111.3 million, or 8.3% of net revenues, compared to $63.7 million, or 7.4% of net revenues, for the prior year. The increase in SG&A is primarily due to the acquisition of ISA. The increase in SG&A as a percentage of net revenues is attributable primarily to certain reserves and adjustments totaling $4.2 million recorded during the quarter ended September 30, 2002, as described in "Goodwill Impairment Charges, Reserve Estimates and Adjustments." Additionally, SG&A was negatively impacted by factors related to our U.S. business, including our expansion into office products and the distribution center reorganization, including the production of the new 900-page full-line computer and office supplies catalog; higher-than-expected costs in the build-out of new warehouses near Bakersfield, California, and Albany, New York; and certain delays in converting from more expensive air delivery to lower-cost ground. Offsetting these factors, SG&A as a percentage of revenues improved due to (1) our restructuring activities; (2) the acquisition of Digital Storage during the first quarter of fiscal 2002, which typically operates at a lower SG&A percentage than our other businesses; and (3) the acquisition of our Memphis distribution assets and termination of the transaction services agreement with our former subsidiary PFSweb, Inc. ("PFSweb") in May 2001, which has allowed us to operate the facility rather than pay an outsourcing service fee.

         Goodwill Impairment Charges. Goodwill impairment charges of $13.8 million for the nine months ended December 31, 2002 included a $12.0 million charge related to our professional tape products business and a $1.8 million charge related to our Argentinean business. See "Goodwill Impairment Charges, Reserve Estimates and Adjustments" for further details.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended December 31, 2002 was $6.2 million compared to $3.9 million for the comparable prior year period. The increase is due to the acquisition of ISA and to new capital expenditures and business acquisitions.

         Restructuring and Nonrecurring costs. During the nine months ended December 31, 2002, we recognized pre-tax charges of (1) $7.6 million related to restructuring activities, including $5.9 million related to warehouse and distribution initiatives (including costs associated with the opening and testing of the new distribution facilities in Bakersfield, California, and Albany, New York, and the integration of office products at our central distribution center in Memphis), $0.4 million related to the termination of employees and $1.3 million related to other back-office improvements, and (2) $0.2 million related to the write-off of unamortized debt acquisition costs. During the nine months ended December 31, 2001, we recognized pre-tax charges of
(1) $2.0 million related to restructuring activities, including $0.7 million related to warehouse and distribution initiatives (including the integration of office products at our central distribution center in Memphis), $1.1 million related to the termination of employees during the third quarter and $0.2 million related to other back-office improvements and (2) $4.4 million related to the acquisition of the Memphis distribution assets and the termination of certain transactions management service agreements between PFSweb and Daisytek, including transactions costs, a separation payment and finalization of other balances with PFSweb.

    Interest Expense, net. Interest expense increased to $11.4 million for the nine months ended December 31, 2002 compared to $5.2 million for the prior year comparable period. The increase in interest expense is primarily attributable to higher interest rates compared to the prior year and increases in our debt levels due to: (1) the impact of the investment in and working capital advances to ISA during fiscal year 2002 and the subsequent acquisition of ISA during fiscal year 2003; (2) volume growth requiring higher working capital; (3) higher working capital related to the office products rollout; (4) the acquisitions of Digital Storage and General Stationery Supplies during fiscal year 2002; and (5) the acquisition of our Memphis distribution assets during May 2001. These increases in debt levels were partially offset by debt reductions using cash proceeds from the exercise of stock options and the completion of a private placement of common stock on December 20, 2001.

         Income Taxes. Our effective income tax rate was 21.6% and 36.9% for the nine months ended December 31, 2002 and 2001, respectively. Fiscal year 2003 taxes were affected negatively by goodwill impairment charges of $13.8 million, which were not tax deductible, and positively affected by a recovery of approximately $0.3 million of previously paid state income taxes.

         Equity in Net Income of Affiliate and Minority Interest. Equity in net income of affiliate and minority interest was $1.2 million for the nine months ended December 31, 2002. This includes equity method income of $1.3 million related to ISA's investment in Kingfield Heath, offset by $0.1 million related to operations of ISA owned by third parties during the period.

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

DILUTION

    Because of the wide range of exercise prices on outstanding stock options, the number of shares included in our dilutive earnings per share calculation and the resulting diluted earnings per share could vary greatly depending on the average market price of our common stock. The following table summarizes the diluted shares outstanding at various price points using common stock outstanding at December 31, 2002 of 18,541,534.

                                                DILUTED SHARES
              AVERAGE SHARE PRICE                 OUTSTANDING
             --------------------               --------------
             $5.00.........................         18,541,566
             $6.00.........................         18,553,191
             $7.00.........................         18,667,814
             $8.00.........................         18,821,958
             $9.00.........................         19,023,352
             $10.00........................         19,189,395
             $11.00........................         19,355,132
             $12.00........................         19,493,733
             $13.00........................         19,622,576

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities from continuing operations for the nine months ended December 31, 2002 was $13.4 million, compared with net cash provided by operating activities of $11.6 million for the same period in the prior year. Working capital, excluding the current portion of long-term debt and cash balances, increased to $260.7 million at December 31, 2002 from $206.3 million at March 31, 2002, attributable primarily to our acquisition of ISA, revenue growth and inventory stocking at the two new regional distribution centers in Bakersfield, California and Albany, New York and at the Memphis, Tennessee superhub. The working capital requirements were funded primarily with proceeds from our credit facilities.

    Net cash used in investing activities during the nine months ended December 31, 2002 was $17.3 million. Payments included cash paid for the acquisition of ISA, which was funded with proceeds from our credit facilities. Capital expenditures for the nine months ended December 31, 2002 were $19.7 million, including $12.4 million acquired under a capital lease and $7.3 million funded with proceeds from our credit facilities. Proceeds from the exercise of stock options and the issuance of common shares were $3.8 million for the nine months ended December 31, 2002, which were used to reduce outstanding balances under our credit facilities.

         Our purchase agreement for the acquisition of Digital Storage, LLC ("Digital Storage"), completed during the first quarter of fiscal year 2002, provided for an adjustment to the purchase price based on certain performance criteria for each of the two years following the acquisition. An amount of $2.1 million was paid during fiscal year 2003 based on the first year performance. The second year performance period will end during the first quarter of fiscal year 2004.

Financing Activities

    Domestic Credit Facility. During April 2002, Daisytek signed a $200 million senior secured debt facility expiring on April 24, 2005, which was amended, syndicated and increased to $250 million during June 2002. This credit facility replaced the existing $150 million credit facility expiring on December 19, 2003. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at our option, at the prime rate of the lead bank plus an adjustment ranging from 0.0% to 0.75% or the LIBOR rate plus an adjustment ranging from 2.0% to 2.75%, both of which are limited by a maximum rate, as defined. We pay fees of 0.375% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio and minimum level of tangible net worth, and restrictions on certain activities, including loans and payments to related parties, payment of dividends, capital expenditures, acquisitions, investments and asset sales. As of December 31, 2002, the outstanding balance under this credit facility was $122.2 million and, based on our borrowing base limit at December 31, 2002, $9.4 million was available for future borrowings.

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

    Upon the first calculation on February 14, 2003, our trailing 30-day average availability under this facility is less than $15 million. Therefore, in addition to the requirement that we will use our best efforts to raise the additional capital by March 31, 2003, we will be required, in any event, to raise such capital within 90 days of February 14, 2003 (by May 15, 2003). We anticipate being able to raise the additional capital by the required deadline.

    In addition, we are currently pursuing operational improvements that are expected to generate a higher level of cash flow, including improvements in working capital, such as elimination of redundant costs carried in connection with the office products launch, and a focus on profitability, including product mix and a review of all customer relationships. Near-term growth will be controlled as we gradually eliminate unprofitability or non-strategic activities and focus on the channels, products and customers that are most accretive to our business.

    Foreign Credit Facilities. During March 2001, we entered into a revolving credit facility with a Canadian bank with maximum credit availability of 40.0 million Canadian dollars, or approximately $25.4 million, expiring during March 2004. Availability under the credit facility is subject to certain borrowing base limitations, as defined. For Canadian dollar borrowings, the Canadian credit facility accrues interest at the bank's prime rate plus 75 basis points. For U.S. dollar borrowings, the Canadian credit facility accrues interest at the bank's U.S. dollar base rate in New York plus 75 basis points. As of December 31, 2002, the outstanding balance under the Canadian credit facility was 23.0 million Canadian dollars, or approximately $14.6 million. Based on our borrowing base limit at December 31, 2002, we had 5.6 million Canadian dollars, or approximately $3.5 million, available for future borrowings.

      In November 2002, Daisytek Australia Pty. Ltd. signed a 35 million Australian dollar (approximately $19.6 million) revolving credit facility, expiring on November 18, 2005. This credit facility replaced the existing 20 million Australian dollar (approximately $11.2 million) unsecured credit facility. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowing under the credit facility accrues interest at the index rate plus 2.7%. Fees are 0.5% per annum on the unused portion of the credit facility. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum fixed charge ratio, a minimum level of tangible net worth, restriction on certain activities, loans, payments to related parties, capital expenditures, acquisitions, investments, assets sales and sale-leaseback transactions. As of December 31, 2002, the outstanding balance under the Australian credit facility was 20.8 million Australian dollars, or approximately $11.7 million. We had $0.1 million Australian dollars, or approximately $0.07 million, available for future borrowings.

    Upon acquisition of ISA, we assumed debt of 36.5 million British pounds, or approximately $53.2 million. ISA debt balances in the U.K. at December 31, 2002 include revolving credit facilities of 18.3 million British pounds, or approximately $29.5 million, which were payable upon demand. ISA also has revolving credit facilities with various European banks of 14.6 million British pounds, or approximately $23.6 million, which are payable upon demand, and a term loan with a bank in Norway for 0.4 million British pounds, or approximately $0.6 million.

     During February 2003, ISA signed a 33.5 million British pounds (approximately $53.9 million) secured debt facility with an initial period expiring during February 2006. This facility replaced existing facilities of approximately 22.8 million British pounds (approximately $36.7 million) which were payable on demand. Availability under the credit facility is subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowings under the credit facility accrue interest, at the LIBOR rate plus an adjustment ranging from 1.35% to 2.35%. The credit facility contains various covenants including, among other things, the maintenance of certain financial ratios including the achievement of a minimum interest cover ratio and minimum level of tangible net worth as well as maintaining accounts receivable and accounts payable days outstanding below defined maximum levels, and restrictions on certain activities, including loans and payments to related parties, payment of dividends and asset sales. Approximately 0.9 million British pounds, or approximately $1.4 million was available for future borrowings upon signing of the new credit facility in February 2003.

    During July 2002, our Mexican subsidiary entered into a secured revolving line of credit facility with a Mexican bank with maximum credit availability of
90.0 million Mexican pesos, or approximately $8.6 million, expiring during July 2005. Availability under the credit facility is subject to certain borrowing base limitations, as defined. The facility accrues interest at the Interbank Equilibrium Interest Rate in Mexico City plus 325 basis points. As of December 31, 2002, the outstanding balance under the Mexican credit facility was 90.0 million Mexican pesos, or approximately $8.6 million, with no additional funds available for future borrowings.

      Contractual Obligations and Guarantees. Obligations under long-term debt, capital leases, non-cancelable operating leases and other agreements at December 31, 2002 are as follows (in millions):

                                                 PAYMENTS DUE BY PERIOD
                                 -----------------------------------------------------
                                          LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS          TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                 ------   ---------   ---------   ---------   -------
Long-term debt ...............   $210.8     $ 23.1     $187.5      $  0.2      $   --
Capital lease obligations ....     14.0        3.2        4.0         3.6         3.2
Operating leases .............     37.3        8.6       12.3         8.4         8.0
Other ........................      0.7        0.7         --          --          --
                                 ------   ---------   ---------   ---------   -------
Total ........................   $262.8     $ 35.6     $203.8      $ 12.2      $ 11.2

    In connection with the initial public offering of PFSweb, we have guaranteed or subleased to PFSweb certain operating lease obligations. Total minimum payments for these agreements are $17.2 million, including $5.6 million due in less than one year, $6.5 million due in one to three years, $4.2 million due in four to five years and $0.9 million due after five years. We do not expect to make payments under these guarantees or sublease agreements. If performance were required, we would seek to mitigate our exposure with lease terminations and/or subleases, although no assurance can be provided that we would be successful in mitigation. Our financial statements do not include any liability for these guarantees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have experienced no material changes in interest rate risk or foreign exchange risk during the nine months ended December 31, 2002. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended March 31, 2002. During the nine months ended December 31, 2002, 52.6% of our revenues were derived from customers located outside the United States.

ITEM 4. CONTROLS AND PROCEDURES

    Based on an evaluation completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in this report is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    Daisytek is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material adverse affect on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         10.1* A$ Facility Agreement between GE Capital Finance PTY LTD and Daisytek Australia PTY LTD (The Company) and Daisytek Australia (QLD) PTY LTD (The Guarantor)

         10.2* Facilities Agreement between Daisytek - ISA Limited (as borrower) and GMAC Commercial Credit Limited

         10.3* Separation Agreement (Daisytek has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The portions of this Exhibit that are subject to this confidential treatment request have been omitted and have been filed separately with the Securities and Exchange Commission.)

         99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James R. Powell, President and Chief Executive Officer.

         99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John D. Kearney, Sr., Executive Vice President - Corporate Development and Acting Chief Financial Officer.

     *      Filed herewith

(b)   Reports on Form 8-K.

         Current report on form 8-K (Items 5 and 7), dated October 24, 2002 and filed on October 25, 2002, regarding earnings for the quarter ended September 30, 2002.

         Current report on form 8-K (Items 5 and 7), dated November 7, 2002 and filed on November 8, 2002, regarding earnings for the quarter ended September 30, 2002.

         Current report on form 8-K (Items 5 and 7), dated November 14, 2002 and filed on November 15, 2002, to announce the amendment of certain terms of Daisytek's $250 million credit facility and the receipt of waivers of compliance with certain covenants for the quarter ended September 30, 2002.

         Current report on form 8-K (Item 9), dated November 14, 2002 and filed on November 15, 2002, to provide the signed certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by each of James R. Powell, President and Chief Executive Officer, and Ralph Mitchell, Executive Vice President - Finance and Chief Financial Officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003




                           DAISYTEK INTERNATIONAL CORPORATION

                           By: /s/ John D. Kearney, Sr.
                               ------------------------------------------------
                               John D. Kearney, Sr.
                               Acting Chief Financial Officer,
                               Acting Chief Accounting Officer,
                               Executive Vice President - Corporate Development (duly authorized officer and Principal Financial Officer)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003               DAISYTEK INTERNATIONAL CORPORATION

                                      By: /s/ James R. Powell
                                          -------------------------------------
                                          James R. Powell
                                          President and Chief Executive Officer



I, John D. Kearney, Sr., Acting Chief Financial Officer of Daisytek International Corporation, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003               DAISYTEK INTERNATIONAL CORPORATION

                                      By: /s/ John D. Kearney, Sr.
                                          -------------------------------------
                                          John D. Kearney, Sr.
                                          Acting Chief Financial Officer

                                  EXHIBIT INDEX

         10.1*    A$ Facility Agreement between GE Capital Finance PTY LTD and
                  Daisytek Australia PTY LTD (The Company) and Daisytek
                  Australia (QLD) PTY LTD (The Guarantor)

         10.2* Facilities Agreement between Daisytek - ISA Limited (as borrower) and GMAC Commercial Credit Limited

         10.3* Separation Agreement (Daisytek has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of
                  1934, as amended. The portions of this Exhibit that are subject to this confidential treatment request have been omitted and have been filed separately with the Securities and Exchange Commission.)

         99.1*    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James R. Powell, President and Chief Executive
                  Officer.

         99.2*    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John D. Kearney, Sr., Executive Vice President -
                  Corporate Development and Acting Chief Financial Officer.

        * Filed herewith