Form 10-Q/A
period 2002-12-31
DAISYTEK INTERNATIONAL CORPORATION /DE/
filed 2003-06-12
CIK 887403

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes   X       No

At February 11, 2003 there were 18,551,286 shares of the registrant’s common stock outstanding, excluding 1,773,905 shares of common stock in treasury.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002 of Daisytek International Corporation (“Daisytek” or the “Company”) is being filed solely to amend Exhibit 10.3, a separation agreement with Mr. George Maney, former Senior Vice President – Operations, and to provide a description of a lawsuit filed by Mr. Maney subsequent to the filing of the Form 10-Q for the Quarterly Period Ended December 31, 2002. Exhibit 10.3, as originally filed on February 14, 2003, omitted certain information with respect to which the Company was seeking confidential treatment. The Company has withdrawn its request for confidential treatment and has included the amended exhibit herein.

During December 2002, the Company entered into a separation agreement with Mr. George Maney, Senior Vice President – Operations. The separation agreement contained covenants of confidentiality, non-competition, trade secrets/confidential information, non-disparagement and cooperation, a release and other provisions. Pursuant to separation agreement, the Company paid Mr. Maney $393,555.75 on January 1, 2003. An additional $284,069.25 was due on April 1, 2003.

On April 15, 2003, Mr. Maney filed a petition against the Company in state district court in Collin County, Texas alleging breach of the separation agreement, unjust enrichment, fraud and other theories. Mr. Maney seeks recovery of actual damages, punitive and exemplary damages, interest, costs and expenses.

The Company denied Mr. Maney’s allegations in the answer filed on May 12, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

10.1		A$ Facility Agreement between GE Capital Finance PTY LTD and Daisytek Australia PTY LTD (The Company) and Daisytek Australia (QLD) PTY LTD (The Guarantor) (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002, dated February 14, 2003 (File No. 000-25400))

10.2		Facilities Agreement between Daisytek – ISA Limited (as borrower) and GMAC Commercial Credit Limited (incorporated by reference from Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002, dated February 14, 2003 (File No. 000-25400))

10.3	*	Separation Agreement

*	Filed herewith

(b)    Reports on Form 8-K.

Current report on form 8-K (Items 5 and 7), dated October 24, 2002 and filed on October 25, 2002, regarding earnings for the quarter ended September 30, 2002.

Current report on form 8-K (Items 5 and 7), dated November 7, 2002 and filed on November 8, 2002, regarding earnings for the quarter ended September 30, 2002.

Current report on form 8-K (Items 5 and 7), dated November 14, 2002 and filed on November 15, 2002, to announce the amendment of certain terms of Daisytek’s $250 million credit facility and the receipt of waivers of compliance with certain covenants for the quarter ended September 30, 2002.

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

Date: June 12, 2003

DAISYTEK INTERNATIONAL CORPORATION

By:	/s/ ERIC T. LOGAN
Eric T. Logan
Interim Chief Financial Officer
(duly authorized officer and Principal Financial Officer)